Form 10-Q
period 1993-11-30
MARSHALL INDUSTRIES
filed 1994-01-11
CIK 62765

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q

         X    QUARTERLY REPORT UNDER SECTION 13 or 15 (d)

               OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarter ended November 30, 1993

     Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period from __________ to ___________
                         Commission file number 1-5441


                       MARSHALL INDUSTRIES
(Exact name of registrant as specified in its charter)


               California                         95-2048764
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)


9320 Telstar Avenue, El Monte, California    91731-2895
(Address of principal executive offices)     (Zip Code)


Registrant's telephone number,including area code

                                           (818) 307-6000

Common Stock outstanding by class as of November 30, 1993:

Common Stock  8,604,682 shares

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the

Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes   X   No
                                   Total Number of Pages: 12
                       MARSHALL INDUSTRIES
                    CONDENSED BALANCE SHEETS
                         (000's Omitted)

                             ASSETS


                                      November 30,     May 31,
                                          1993          1993

Current Assets:
  Cash                                  $  1,333       $  1,583
  Receivables - net                      103,540        101,120
  Inventories                            166,935        163,280
  Deferred income tax benefits             7,681          7,681
  Prepaid expenses                         1,001            888

Total Current Assets                     280,490        274,552

Property, Plant and Equipment, net
  of accumulated depreciation and
  amortization of $37,322 at
  November 30, 1993 and $34,234
  at May 31, 1993                         45,030         47,631

Other Assets                               7,751          8,661

Total Assets                            $333,271       $330,844


            LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Current portion of long-term debt     $  1,740       $  1,763
  Accounts payable and accrued expenses   65,654         63,469
  Income taxes payable                     2,354          2,350
Total Current Liabilities                 69,748         67,582

Long-Term Debt, net of current portion:
  Bank lines of credit                    32,000         48,000
  Mortgages and other debt                 5,237          6,468
Total Long-Term Debt                      37,237         54,468

Deferred Income Tax Liabilities            6,003          6,003

Shareholders' Investment                 220,283        202,791

Total Liabilities and
Shareholders' Investment                $333,271       $330,844



The accompanying notes are an integral part of these condensed balance sheets.


                              -2-

                                         MARSHALL INDUSTRIES
                                     CONDENSED INCOME STATEMENTS

                                (000's omitted except per share data)

                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                  NOVEMBER 30,                  NOVEMBER 30,

                                               1993           1992           1993         1992

Net sales                                    $200,594       $154,680       $400,401     $306,547

  Cost of sales                               157,854        117,940        314,761      233,493

Gross profit                                   42,740         36,740         85,640       73,054

  Selling, general and
    administrative expenses (Note 3)           27,782         26,276         57,219       52,107

Income from operations                         14,958         10,464         28,421       20,947

  Interest expense                                490            470          1,101          941

Income before income taxes                     14,468          9,994         27,320       20,006

  Provision for income taxes (Note 4)           5,825          3,946         11,190        7,946

Net income                                   $  8,643       $  6,048       $ 16,130     $ 12,060

Net income per share                         $   1.00       $    .70       $   1.86     $   1.40

Average number of shares outstanding            8,678          8,647          8,650        8,635


          The accompanying notes are an integral part of these condensed income statements.

                                                 -3-


                       MARSHALL INDUSTRIES
               CONDENSED STATEMENTS OF CASH FLOWS
                         (000's omitted)

                                              SIX MONTHS ENDED
                                                NOVEMBER 30,

                                               1993       1992


Cash flows from operating activities:
  Net income                                 $16,130    $12,060
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization              4,110      3,255
    Net increase in current assets
      and liabilities                         (3,999)   (13,652)
    (Increase) decrease in other assets          (16)        37
    Other operating activities                    52        108

Net cash provided by operating
    activities                                16,277      1,808

Cash flows from investing activities:
  Capital expenditures                          (583)    (1,690)
  Deferred software costs                        -0-     (2,146)
  Net cash used for investing activities        (583)    (3,836)


Cash flows from financing activities:
  Net borrowings (repayments) under bank
    lines of credit                          (16,000)     3,000
  Net repayments of other long-term debt      (1,254)      (878)
  Exercise of options                          1,310         89

Net cash (used for) provided by
    financing activities                     (15,944)     2,211

Net (decrease) increase in cash                 (250)       183
Cash at the beginning of the period            1,583      1,809
Cash at the end of the period                $ 1,333    $ 1,992

Cash payments during the period
  for the following:

Interest                                     $ 1,225    $   997

Income taxes                                 $11,186    $ 9,735

The accompanying notes are an integral part of these condensed statements.

                               -4-
                       MARSHALL INDUSTRIES

             NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1:  GENERAL

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's annual report on Form 10-K for the year ended May 31, 1993.

In the opinion of the Company, the unaudited condensed financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position as of November 30, 1993 and the results of its operations for the three month and six month periods and its cash flows for the six month periods ended November 30, 1993 and 1992.

NOTE 2:  ACCOUNTING POLICIES
Reference is made to Note 1 of Notes to Financial Statements in the Company's annual report on Form 10-K for the summary of significant accounting policies.

NOTE 3:  RESTRUCTURING CHARGE
As a result of a reorganization of the Company's field and corporate support functions, the Company eliminated approximately
120 positions effective August 31, 1993. To provide for the costs of this reorganization, a pre-tax charge of $890,000 was recorded in the first quarter of fiscal 1994.

NOTE 4:  INCOME TAXES
In August, 1993 the Omnibus Budget Reconciliation Act of 1993 was enacted. As a result of the Act, a retroactive Federal tax adjustment of $163,000, or $.02 per share, was charged to income tax expense in the first quarter of fiscal 1994 for the period of January to May 1993. The tax rate increase did not have a material impact on the Company's deferred tax assets and liabilities.

                        MARSHALL INDUSTRIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  CONDENSED STATEMENTS OF INCOME

                         Three Months Ended       Six Months Ended
                            November 30,            November 30,

                          1993      1992          1993       1992

Net sales                100.0%    100.0%         100.0%    100.0%

Cost of sales             78.7      76.2           78.6      76.2

Gross profit              21.3      23.8           21.4      23.8

Selling, general and
  administrative expenses 13.8      17.0           14.3      17.0

Income from operations     7.5       6.8            7.1       6.8

Interest expense - net      .3        .3             .3        .3

Income before provision
  for income taxes         7.2       6.5            6.8       6.5

Provision for
  income taxes             2.9       2.6            2.8       2.6

Net income                 4.3%      3.9%           4.0%      3.9%

Three and Six Month Periods Ended November 30, 1993 and 1992
The increase in net sales for the second quarter and the first six months of fiscal 1994, as compared to fiscal 1993, was due to an increase in the sales volume of semiconductor and computer subsystems products. The sales of semiconductor products increased by $48,440,000 and $96,198,000 for the three and six month periods ended November 30, 1993, respectively. The substantial increase in the sales of these products was primarily the result of the continuing strong market demand for such products and the additional sales of products from new suppliers. The sales volume of the Company's other major products in fiscal 1994 decreased modestly from fiscal 1993.

The decrease in net margins for the second quarter and six months to date of fiscal 1994, as compared to fiscal 1993, was due to a decline in the margins of the Company's semiconductor products. This decline in margins was partially attributable to an increase in the sales volume of DRAMS, which are lower margin products, as compared to the Company's other products, and an increase in the volume of some of the Company's lower margin value added products. The decrease in margins was also due to market pressures on the pricing of some of the Company's products and the Company's acceptance of some large customer orders at lower than normal margins.

The increase in selling, general, and administrative expenses, in dollars, for the second quarter and the first six months to date of fiscal 1994, as compared to fiscal 1993, was largely due to higher operating costs to meet the requirements from the significant increase in sales volume. In addition, the Company is amortizing $463,000 per quarter of deferred computer software costs associated with its new operating and financial systems that became operational in December, 1992. Fiscal 1994 expenses also includes a charge of $890,000 that was recorded in the first quarter related to the costs of the elimination of approximately 120 positions. The elimination of these positions, which was effective August 31, 1993, was the result of a reorganization of the Company's field and corporate support functions.

This reorganization had the effect of reducing the Company's expenses for the second quarter of fiscal 1994 by approximately $1,000,000.

The increase in interest expense for the second quarter and six months to date of fiscal 1994, as compared to fiscal 1993, was due to the increased borrowing levels required to fund the Company's higher levels of inventory and receivables that resulted from the increased volume. The increase in interest expense from the higher borrowing levels in fiscal 1994 was partly offset by the decline in interest rates from fiscal 1993.

The Company's sources of liquidity at November 30, 1993 consisted principally of working capital of $210,742,000 and unsecured bank lines of credit of $70,000,000 of which $32,000,000 was used. The Company believes that its working capital, borrowing capabilities and additional funds generated from operations should be sufficient to finance its anticipated operations requirements.











                                -9-
                              PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Shareholders of Marshall Industries was held on October 19, 1993.

The following matters were acted upon at the meeting.
1.  Election of Directors.
All of the incumbent Directors of the Company were re-elected to serve as Directors until the next Annual Meeting of Shareholders and until their successors are elected and have qualified. The vote was as follows:
                                      Votes         Abstentions/
Directors                Votes For   Against      Broker Non-Votes

Gordon S. Marshall       8,071,086      0               210
Richard D. Bentley       8,071,086      0               210
William Bone             8,071,086      0               210
Richard C. Colyear       8,070,986      0               310
Lathrop Hoffman          8,071,014      0               282
Raymond G. Rinehart      8,071,086      0               210
Robert Rodin             8,071,086      0               210
Howard C. White          8,070,914      0               382


2.  Ratification of Appointment of Auditors.
The appointment of Arthur Andersen & Co. as auditors for the fiscal year ending May 31, 1994 was ratified by the following vote:
For:  8,065,735  Against:  3,508  Abstentions/Broker Non-Votes:  2,053

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
No reports on Form 8-K have been filed during the quarter for which this report is filed.























                               -11-
                             SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MARSHALL INDUSTRIES






January 7, 1994                    ______________________________
                                   Henry W. Chin
                                   Vice President, Finance and
                                   Chief Financial Officer