Form 10-Q
period 1994-02-28
MARSHALL INDUSTRIES
filed 1994-04-07
CIK 62765

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q

         X   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)

             OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarter ended February 28, 1994

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


Registrant's telephone number, including area code

                                           (818) 307-6000

Common Stock outstanding by class as of February 28, 1994:

Common Stock  17,222,864 shares

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the

Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No                      Total Number of Pages:  13

                       MARSHALL INDUSTRIES
                    CONDENSED BALANCE SHEETS
                         (000's Omitted)

                             ASSETS
                                        February 28,    May 31,
                                           1994          1993
Current Assets:
  Cash                                  $  2,772       $  1,583
  Receivables                            110,261        101,120
  Inventories                            175,701        163,280
  Deferred income tax benefits             7,681          7,681
  Prepaid expenses                           810            888

Total Current Assets                     297,225        274,552

Property, Plant and Equipment, net
of accumulated depreciation and
amortization of $38,880 at                44,006         47,631
February 28, 1994 and $34,234 at
May 31, 1993

Other Assets                               7,283          8,661

Total Assets                            $348,514       $330,844


            LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Current portion of long-term debt     $  1,728       $  1,763
  Accounts payable and accrued expenses   75,901         63,469
  Income taxes payable                     2,516          2,350
Total Current Liabilities                 80,145         67,582

Long-Term Debt, net of current portion:
  Bank lines of credit                    29,000         48,000
  Mortgages and other debt                 5,142          6,468
Total Long-Term Debt                      34,142         54,468

Deferred Income Tax Liabilities            6,003          6,003

Shareholders' Investment                 228,224        202,791


Total Liabilities and
Shareholders' Investment                $348,514       $330,844


The accompanying notes are an integral part of these condensed balance sheets.

                                    MARSHALL INDUSTRIES
                                CONDENSED INCOME STATEMENTS
                           (000's omitted except per share data)

                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                   FEBRUARY 28,                        FEBRUARY 28,
                               1994            1993              1994            1993
Net sales                   $197,628        $156,259          $598,029        $462,806

  Cost of sales              156,861         121,247           471,622         354,740

Gross profit                  40,767          35,012           126,407         108,066

  Selling, general and
    administrative
    expenses (Note 3)         27,090          26,794            84,309          78,901

Income from operations        13,677           8,218            42,098          29,165

  Interest expense               353             497             1,454           1,438

Income before income taxes    13,324           7,721            40,644          27,727

  Provision for income
    taxes (Note 4)             5,505           3,054            16,695          11,000

Net income                  $  7,819        $  4,667          $ 23,949        $ 16,727

Net income per share        $    .45        $    .27          $   1.38        $    .97

Average number of shares
  outstanding (Note 7)        17,429          17,286            17,333          17,274

     The accompanying notes are an integral part of these condensed income statements.


                       MARSHALL INDUSTRIES
               CONDENSED STATEMENTS OF CASH FLOWS
                         (000's omitted)


                                              NINE MONTHS ENDED
                                                FEBRUARY 28,
                                               1994        1993

Cash flows from operating activities:
  Net income                                 $23,949     $16,727
  Adjustments to reconcile net income
  to net cash provided by (used for)
  operating activities:
    Depreciation and amortization              6,133       5,296
    Net increase in current
     assets and liabilities                   (8,886)    (24,532)
    (Increase) decrease in other assets          (11)         40
   Other operating activities                     81         162

Net cash provided by (used for)
    operating activities                      21,264        (2,307)


Cash flows from investing activities:
  Capital expenditures                        (1,119)     (2,319)
  Deferred software costs                        -0-      (2,416)
Net cash used for investing activities        (1,119)     (4,735)

Cash flows from financing activities:
  Net borrowings (repayments) under bank
    lines of credit                          (19,000)     10,000
  Net repayments of other long-term debt      (1,361)     (1,671)
  Exercise of options                          1,403         108

Net cash (used for) provided by
  financing activities                       (18,956)       8,437

Net increase in cash                           1,189       1,395
Cash at the beginning of the period            1,583       1,809
Cash at the end of the period                $ 2,772     $ 3,204

Cash payments during the period
  for the following:

Interest                                     $ 1,552     $ 1,596

Income taxes                                 $16,529     $13,106

The accompanying notes are an integral part of these condensed statements.

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

In the opinion of the Company, the unaudited condensed financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position as of February 28, 1994 and the results of its operations for the three month and nine month periods and its cash flows for the nine month periods ended February 28, 1994 and 1993.

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

NOTE 5:  TERM LOAN
In March, 1994, the Company obtained a commitment from First Union National Bank of North Carolina for an unsecured term loan in the amount of $25,000,000, with principal repayment due in 42 months. The Company, however, has the option of repaying the loan, or a portion thereof, prior to the maturity date. The funds from this loan will be used to finance the Company's investment in Sonepar Electronique International, as described in Note 6. The interest rate on this loan will be based on 90 day LIBOR rates plus 1/2% and the other major terms and conditions of the loan are comparable to the bank credit line agreements as disclosed in the Notes to Financial Statements in the Company's annual report on Form 10-K for the year ended May 31, 1993.

NOTE 6:  INVESTMENT IN SONEPAR ELECTRONIQUE INTERNATIONAL
In March, 1994, the Company entered into an agreement in principle to invest $151 million French Francs (approximately $26 million in U.S. dollars) in Sonepar Electronique International ("SEI"), one of the four largest electronic component distributors in Europe. This investment is in the form of an interest bearing, convertible note, guaranteed in a manner acceptable to the Company as to default.
The interest to be charged on the note will be the same as the Company's borrowing rates under its unsecured term loan, as described in Note 5. The note plus accrued interest will be converted in 1997 into a minority equity interest of up to 20% in SEI if certain anticipated sales and pre-tax income goals are met. If these goals are not met, Marshall will have the option to call for the repayment in U.S. dollar equivalent of the original loan (plus accrued interest) or to convert the loan into a 20% equity interest in SEI. Following the conversion, SEI will be granted an option to purchase an equivalent amount in U.S. dollars of Marshall's stock of up to 5% of Marshall's outstanding shares on a fully diluted basis. The option price will be based on market prices at that time. In addition, Marshall will have the option of increasing its equity investment to 49% in SEI.

NOTE 7:  TWO-FOR-ONE STOCK SPLIT
All per share amounts have been adjusted to reflect the two-for-one stock split paid on February 28, 1994.

                       MARSHALL INDUSTRIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  CONDENSED STATEMENTS OF INCOME

                         Three Months Ended      Nine Months Ended
                            February 28,           February 28,
                          1994     1993           1994      1993

Net sales                100.0%    100.0%         100.0%   100.0%

Cost of sales             79.4      77.6           78.9     76.7

Gross profit              20.6      22.4           21.1     23.3

Selling, general and
  administrative
    expenses              13.7      17.1           14.1     17.0

Income from operations     6.9       5.3            7.0      6.3

 Interest                   .2        .3             .2       .3

Income before provision
  for income taxes         6.7       5.0            6.8      6.0

Provision for income
  taxes                    2.8       2.0            2.8      2.4

Net income                 3.9%      3.0%           4.0%     3.6%


Three and Nine Month Periods Ended February 28, 1994 and 1993

The increase in net sales for the third quarter and the first nine months of fiscal 1994, as compared to fiscal 1993, was largely due to an increase in the sales volume of semiconductor and computer subsystems products. As compared to last year, sales of semiconductor products increased by $41,832,000 and $138,031,000 for the three and nine month periods ended February 28, 1994, respectively. The increase in the sales of semiconductor products was the result of the strong market demand for these products and the additional sales of products from new suppliers. The sales volume of the Company's other major products was relatively unchanged or decreased modestly from the prior year.

The decrease in net margins for the third quarter and nine months to date of fiscal 1994, as compared to fiscal 1993, was due to a decline in the margins of most of the Company's major products. This decline in margins was due to market pressures on the pricing of some of the Company's products and an increase in the sales volume of lower margin products, such as DRAMS. The Company's acceptance of some large customer orders at lower than normal margins also contributed to the decrease in margins.

The increase in selling, general and administrative ("SG & A") expenses, in dollars, for the third quarter and nine months to date of fiscal 1994, as compared to fiscal 1993, was primarily due to higher operating costs to meet the requirements from the significant increase in sales volume. In addition, the Company is amortizing $463,000 per quarter of deferred computer software costs associated with its new operating and financial systems that became operational in December, 1992. Fiscal 1994 expenses also included a charge of $890,000 that was recorded in the first quarter related to the costs of the elimination of approximately 120 positions.
The elimination of these positions, which was effective August 31, 1993, was the result of a reorganization of the Company's field and corporate support functions. The amounts incurred for the third quarter and nine months to date of fiscal 1994 would have been higher except for the savings from the elimination of approximately 120 positions as of August 31, 1993. This reorganization had the effect of reducing the Company's expenses by approximately $1,000,000 per quarter for the second and third quarters of fiscal 1994. Primarily due to the savings from the August, 1993 restructuring and the higher sales volume, SG & A, as a percentage of sales, declined significantly for the third quarter and nine months to date of fiscal 1994. The SG & A amounts for the third quarter of fiscal 1993 included some extraordinary levels of expenses related to the Company's conversion to its new computer software systems in December, 1992. As reported previously, the Company estimated that it had incurred approximately $1.5 million to $2.0 million in additional costs, affecting both cost of sales and selling, general and administrative expenses in the third quarter of fiscal 1993 associated with the computer software conversion.

The decrease in interest expense for the third quarter of fiscal
1994, as compared to fiscal 1993, was due to lower borrowing levels and the decline in interest rates from fiscal 1993. Interest expense for the nine months to date of fiscal year 1994, as compared to fiscal 1993, was unchanged.

The Company's sources of liquidity at February 28, 1994 consisted principally of working capital of $217,080,000 and unsecured bank lines of credit of $70,000,000, of which $29,000,000 was used. The Company believes that its working capital, borrowing capabilities and additional funds generated from operations should be sufficient to finance its anticipated operations requirements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
No reports on Form 8-K have been filed during the quarter for which this report is filed.

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MARSHALL INDUSTRIES



April 6, 1994
                              Henry W. Chin
                              Vice President, Finance and
                              Chief Financial Officer