Form 10-K
period 1994-05-31
MARSHALL INDUSTRIES
filed 1994-08-26
CIK 62765

- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    FOR THE FISCAL YEAR ENDED MAY 31, 1994
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ................... TO ...................
                         COMMISSION FILE NUMBER 1-5441
- - --------------------------------------------------------------------------------

                              MARSHALL INDUSTRIES
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
- - --------------------------------------------------------------------------------

                CALIFORNIA                                95-2048764
     (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)
           9320 TELSTAR AVENUE                            91731-2895
           EL MONTE, CALIFORNIA                           (ZIP CODE)
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (818) 307-6000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                    NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                       ON WHICH REGISTERED
- - ------------------------------------------------------------------------------------
         COMMON STOCK, PAR VALUE                   NEW YORK STOCK EXCHANGE
             $1.00 PER SHARE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS
REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                               YES  /X/    NO / /
INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K.   /X/

    STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT.

    $349,747,464 (COMPUTED ON THE BASIS OF $22.00 PER SHARE, WHICH WAS THE LAST SALE PRICE ON THE NEW YORK STOCK EXCHANGE ON JULY 29, 1994).

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                 NUMBER OF OUTSTANDING SHARES
              CLASS OF STOCK                         AS OF JULY 29, 1994
- - ------------------------------------------------------------------------------------
 COMMON STOCK, PAR VALUE $1.00 PER SHARE                  17,232,864

                      DOCUMENTS INCORPORATED BY REFERENCE

   PROXY STATEMENT FOR ANNUAL MEETING OF SHAREHOLDERS TO BE HELD OCTOBER 24,
                                 1994  PART III

Marshall Industries
FORM 10-K
Year Ended May 31, 1994
PART I

ITEM 1. BUSINESS

GENERAL

    Electronics distributors form an integral part of the electronics industry. Most domestic and foreign manufacturers of electronic components rely on independent authorized distributors, such as Marshall Industries ("the Company"), to augment their product marketing operations and provide stocking and service capabilities. These manufacturers are relying to an increasing extent on distributors to market their products.

    The Company is the fourth largest domestic distributor in sales volume of industrial electronic components and production supplies. Through its network of 36 sales and distribution facilities and 3 corporate support and distribution centers in the United States and Canada, the Company supplies and services a broad range of products, including semiconductors, passive components, connectors and interconnect products, and computer systems and peripheral products, as well as production supplies. The distribution of electronic components accounted for approximately 91% and 94% of total Company sales in fiscal 1993 and 1994, respectively. The distribution of industrial production supplies accounted for the balance or 9% and 6%, respectively, of total Company sales in each of such periods. The Company believes it is the largest domestic distributor in sales volume of industrial production supplies to customers in the electronics industry.

ELECTRONIC COMPONENTS DISTRIBUTION

    The distribution of semiconductor products accounted for approximately 62% and 70%, respectively, of total Company sales in fiscal 1993 and 1994. Passive components, connectors and interconnect products accounted for approximately 16% and 13%, respectively, of total Company sales for those periods. Sales of computer systems and peripheral products accounted for approximately 13% and 11%, respectively, of total Company sales in fiscal 1993 and 1994.

    Texas Instruments ("TI") is the Company's largest supplier of semiconductor products. TI's semiconductor products accounted for approximately 14% and 15% of total Company sales in fiscal 1993 and 1994, respectively. The Company carries the full range of semiconductor products manufactured by TI and distributes the products of a number of other leading American manufacturers. The Company is also the major distributor in sales volume of Japanese semiconductor products in the United States. Sales of these products accounted for approximately 16% and 19% of total Company sales in fiscal 1993 and 1994, respectively. Additionally, the Company distributes components manufactured by European suppliers, such as Siemens Components, Inc. ("Siemens"), Philips Semiconductors, a North American Philips Company ("Philips"), formerly "Signetics," and SGS-Thomson Microelectronics Inc. ("SGS-Thomson").

    The Company purchases electronic components from over 50 major suppliers in the following general categories:

    SEMICONDUCTOR PRODUCTS: Semiconductor products include memory, logic and programmable logic devices, microprocessors and microperipheral components. The Company's principal suppliers are Brooktree Corporation, Cypress Semiconductor Corp., Fujitsu, Hitachi, Lattice Semiconductor Corporation, Linear Technology, Philips, NEC, Siemens, SGS-Thomson, TI, Toshiba America, Inc. and Xilinx, Inc.

    During late fiscal 1993, Atmel Corp. and IBM Technology Products, a unit of IBM, awarded the Company franchise agreements to distribute their semiconductor products.

    PASSIVE COMPONENTS: The Company distributes passive components, including multilayer ceramic, tantalum and foil capacitors as well as resistor networks. These products are manufactured by such leading suppliers as AVX Corporation, a subsidiary of Kyocera Corporation and Bourns, Inc.

    CONNECTORS AND INTERCONNECT PRODUCTS: Connectors and interconnect products include surface mount sockets and fiber optic systems, along with printed circuit board level connectors. The Company's principal suppliers of connectors and interconnect products are AMP Incorporated and T&B/Ansley Corporation, which rank among the leading suppliers of these products.

    COMPUTER SYSTEMS AND PERIPHERALS: The Company's product offerings include printers, keyboards, optical, hard and floppy disk drives, monitors, mother boards for personal computers, power supplies, and other systems components. Computer Products Inc., Fujitsu, IBM Personal Computer Company, NEC Electronics, Inc., Sharp Electronics Corporation, Sony Components Products, and Toshiba America Information Systems, Inc. are the major suppliers of these products to the Company.

    VALUE ADDED SERVICES: In addition to the distribution of component parts, the Company provides a variety of value added services to its customers. The Company provides programmable logic array and PROM and EPROM programming, along with certain types of testing services. The Company also packages electronic component kits to customers' specifications ("kitting") and provides cable assembling services. Through the use of third party contractors, the Company provides contract manufacturing capabilities.

PRODUCTION SUPPLIES DISTRIBUTION

    The Company believes that it is the largest domestic distributor in sales volume of industrial production supplies to customers in the electronics industry. Such supplies include hand tools, static control products, instrumentation, solder, soldering irons and work stations. Leading suppliers include Cooper Tools, a division of Cooper Industries, Kester Solder, a division of Litton Industries, Tektronix, Inc., and 3M.

MARKETS

    The Company currently has a national distribution network in the United States and Canada consisting of 36 sales and distribution centers and 3 corporate support and distribution centers. The Company believes that it has sales facilities in all of the major electronic products markets in the United States, including the Los Angeles/Orange County, San Francisco/Silicon Valley, Boston, Chicago, Denver, Philadelphia, Portland, Seattle, Connecticut, Florida, New Jersey, Georgia, Maryland, Minnesota, Ohio and Texas areas. In Canada, the Company has sales facilities in Toronto and Montreal. As a result of the Company's marketing strategy and expansion programs, the Company is currently distributing products manufactured by over 50 major electronic component suppliers to approximately 30,000 customers.

    As described in Note 6 to the financial statements, the Company has entered into an agreement to make an investment in Sonepar Electronique International, the third largest electronic component distributor in Europe.

    At  May  31,   1994,  the   Company  had   approximately  1,450   employees,
substantially all of whom were employed full-time.

CUSTOMERS AND MARKETING

    Distributors offer electronics customers the convenience of immediate price and delivery information, backlog status, diverse off-the-shelf inventories in small and large quantities, rapid deliveries and the financing of their purchases. The Company's electronics distribution business services approximately 30,000 customers, the majority of which are small and medium size original equipment manufacturers ("OEM's") in the fields of computers, communications, capital and office equipment, industrial control and medical equipment. In recent years, contract manufacturers have also become major customers for electronic component distributors, including the Company, as many OEM's have outsourced their purchasing and manufacturing functions to them. No single customer accounted for more than 4% of the Company's sales during any of the last five fiscal years.

    The Company's products are sold by both field and inside sales people. Sales personnel work directly with customers providing price, delivery, backlog and technical information regarding the products which the Company distributes. Each sales and distribution center is electronically linked to the Company's central computer system, which provides fully integrated on-line, real-time data with respect to the Company's nationwide inventory levels. The Company's computer system facilitates the control of purchasing and payables, shipping and receiving, and billing and collections. A salesperson may order shipment of a product from any distribution center within a matter of minutes. The Company has made significant investments, particularly during the last several years, to increase the capabilities of its computerized information systems. In December, 1992, the Company implemented new computer software for its operating and financial systems. The Company had invested approximately $9 million in the design, purchase, and implementation of these systems. In the opinion of the Company, these systems, which were written in a contemporary language and architecture, have the capabilities to support future changes and enhancements required to meet market needs and growth. Due to the high volume of transactions and the cost competitiveness of the electronics components distribution industry, the Company believes that the expansion and upgrading of its computerized information systems will be an ongoing requirement. In July, 1994, the Company introduced an electronic telecommunications service that allows customers to design, engineer and purchase products via the "Internet". The Company believes that it is the first major electronic component distributor to offer this service.

    The Company has focused on obtaining franchises with suppliers which are among the leading manufacturers of the product categories that the Company distributes. In addition, the Company has established distributor relationships with suppliers of emerging high technology products, such as Brooktree, Cypress, Lattice, Linear Technology, and Xilinx. The Company offers a broad line of products to meet its customers' needs. The Company has also concentrated its inventory and marketing efforts on the following product categories that it believes are the greatest growth areas of the distribution business: (1) high performance memory and programmable logic devices; (2) data conversion products;
(3) microprocessors; (4) computer systems and peripherals; (5) printed circuit board level connectors; (6) passive components; and (7) industrial production supplies and instrumentation. Additionally, the Company is focusing on having its sales force sell a balanced mix of all types of products along with expanding its customer base.

RELATIONSHIP WITH SUPPLIERS

    The majority of the products sold by the Company are purchased pursuant to distributor agreements. These agreements are typically for terms of one year, renewable annually, non-exclusive, and authorize the Company to sell through its sales and distribution centers all or a portion of the products produced by that manufacturer. These agreements may be cancelled by either party on short notice and generally provide for a return of the manufacturer's inventory upon cancellation. The Company's ten largest suppliers accounted for approximately 51% and 54%, respectively, of total Company sales in fiscal 1993 and 1994. Except for TI, which accounted for 14% and 15% of total Company sales for fiscal 1993 and 1994, no other supplier accounted for more than 10%. Cancellation of an agreement with, or trade restrictions affecting purchases from, a major supplier could have a material adverse effect upon the Company's business. The Company believes that it has a satisfactory relationship with each of its suppliers. The Company considers its relationships with its Japanese suppliers to be sound. Nonetheless, because of uncertainties relating to U.S. trade issues, the possibility exists that continued access to Japanese products could be affected. In addition, the Company cannot determine the direction of U.S. trade issues or their ultimate effect on the competitive environment and the Company's results.

    Most manufacturers of electronic components, including foreign manufacturers, protect authorized distributors, such as the Company, against potential inventory losses from declining prices and obsolescence. To protect its distributors from declining market prices, most electronic component manufacturers allow their distributors pricing adjustments as products are sold to customers as well as credits on unsold inventory when the manufacturers reduce prices on their price lists. In addition, under the terms of many such agreements, the distributor has the right to return to the manufacturer, for credit, any product classified as obsolete by the manufacturer and a specified portion of other inventory items purchased within a designated period of time. A manufacturer who elects to terminate a distribution agreement without cause is generally required to purchase from the distributor the products of such manufacturer carried in the distributor's inventory. While such agreements do not protect the Company totally from inventory losses, such agreements do, in management's opinion, provide substantial protection from such losses. No assurance can be given, however, that such price adjustment and return policies will continue.

    To service its kitting and turnkey contract manufacturing customers, as described on page 3, the Company must buy a certain amount of products from third parties on a non-franchised basis. Since there are typically no return or price protection privileges on these purchases, there are significantly greater inventory risks associated with kitting and turnkey contract manufacturing orders than with the purchase and stocking of inventory pursuant to its franchise agreements.

NATURE OF BUSINESS AND COMPETITION

    Although the Company's business is not seasonal to any material extent, its business is affected by the cyclical nature of the electronics industry and overall trends in the general economy. In addition, the Company has experienced industry-wide product shortages and excess supplies from time to time. During the last several years, there have been shortages of and long lead times on some semiconductor products, particularly surface mount logic and certain memory devices. In recent months however, the availability and lead times of many products have returned to normal levels.

    Supplying and servicing the electronics industry is a highly competitive business. The competition is from other large national distributors, numerous local and regional distributors, as well as some of the Company's suppliers. Providing service to customers is the major competitive factor of the industry. In addition to providing basic distribution services such as technical information, product availability and competitive pricing, prompt delivery and credit, the Company offers many sophisticated value added services. These additional services include component testing and assembly; just in time ("JIT") inventory management and delivery systems; kitting and contract assembly; and sophisticated computer interface services such as electronic data interchange ("EDI"). The Company considers its emphasis on high-quality customer service, monitored by statistical process control ("SPC") methods, to be one of its strengths.

    From time to time, the Company has experienced competition from "unauthorized" U.S. distributors of Japanese semiconductors who purchase these products in foreign countries at prices below those which the Company may purchase such products directly from its suppliers. In addition, a limited number of the Company's customers have moved their manufacturing operations out of the United States in recent years. Such changes have not had a material impact on the Company's business.

    Information concerning backlog is not material to an understanding of the Company's business, as the Company's objective is to ship orders on the same day they are received unless the customer has requested a specific future delivery date on an order. Additionally, it is common industry practice for customers, in most cases, to be able to re-schedule or cancel orders with future delivery dates without penalties. In the electronics industry, the book-to-bill ratio, which is the ratio of sales orders received to shipments made, is commonly used as an indicator of business trends. Since late calendar 1991, the book-to-bill ratios for both the industry and the Company have been generally positive.

ITEM 2. PROPERTIES

    The Company presently has 36 sales and distribution facilities and 3 corporate support and distribution centers. The Company's executive offices and corporate support and distribution center are located in El Monte, California. This facility is Company owned, has 258,000 square feet of space and utilizes an automated inventory handling system. In addition to this facility, the Company is using one other facility in El Monte for its regional warehousing functions. It is also Company owned and has approximately 65,500 square feet of warehousing and general office space.

    In addition to the El Monte facilities, a majority of the sales and distribution facilities located in Marshall's major markets are Company owned. The three largest facilities range from approximately 58,000 to approximately 65,000 square feet in size and are located in Milpitas, California; Irvine, California and Boston, Massachusetts. The Company also owns facilities in Austin, Texas, Endicott, New York, San Diego, California and Wallingford, Connecticut of approximately 8,000 to 15,000 square feet each.

    The Company leases its remaining sales and distribution facilities. They are located in cities throughout the United States and Canada, vary in size depending on sales volume and are subject to leases whose initial terms expire at various dates through fiscal 2000. Substantially all of those leases include renewal provisions.

    In the opinion of the Company, the current facilities are adequate for the Company's operating requirements.

ITEM 3. LEGAL PROCEEDINGS

    There are no material pending legal proceedings to which the Company is a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the quarter ended May 31, 1994.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

    The Company's Common Stock is listed on the New York Stock Exchange under the symbol MI. The following table shows, for the periods indicated, the published closing sale prices per share for the Company's Common Stock.

                                                     HIGH       LOW
                                                    -------   -------
FISCAL YEAR 1993
  First Quarter...................................  $18 5/8   $14 5/8
  Second Quarter..................................   21 1/8    17 3/8
  Third Quarter...................................   20 1/4    17 3/8
  Fourth Quarter..................................   21 1/8    18 1/4
FISCAL YEAR 1994
  First Quarter...................................  $23       $21
  Second Quarter..................................   25        22 1/4
  Third Quarter...................................   28        22 3/8
  Fourth Quarter..................................   29 3/8    23 7/8

    The above share prices have been adjusted to reflect the two for one stock split paid on February 28, 1994.

    The Company had approximately 6,000 shareholders at May 31, 1994. It has never paid a cash dividend. Earnings have been retained to provide for the growth and expansion of the Company's business.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected financial data with respect to the statements of income of the Company for the five fiscal years ended May 31, 1994, and the balance sheets of the Company at year end for each of those years. The selected financial data is derived from financial statements for such years and at such dates as audited by Arthur Andersen & Co., independent public accountants, including the statements of income for the three years ended May 31, 1994, and the balance sheets at May 31, 1993 and 1994 included elsewhere herein.

STATEMENTS OF INCOME
  (IN THOUSANDS EXCEPT FOR PER SHARE DATA)
                                                                     YEARS ENDED MAY 31,
                                                    -----------------------------------------------------
                                                      1990       1991       1992       1993       1994
                                                    -----------------------------------------------------
Net sales.........................................  $ 543,690  $ 582,717  $ 575,223  $ 652,899  $ 822,548
Cost of sales.....................................    416,596    449,739    441,709    502,955    652,121
                                                    ---------  ---------  ---------  ---------  ---------
  Gross profit....................................    127,094    132,978    133,514    149,944    170,427
Selling, general and administrative expenses......     90,440     99,868     98,917    108,394    112,220
                                                    ---------  ---------  ---------  ---------  ---------
  Income from operations..........................     36,654     33,110     34,597     41,550     58,207
Interest expense and other -- net (1).............      3,376      4,391      2,689      2,016      1,931
                                                    ---------  ---------  ---------  ---------  ---------
  Income before provision for income taxes........     33,278     28,719     31,908     39,534     56,276
Provision for income taxes........................     13,186     11,450     12,615     15,640     23,105
                                                    ---------  ---------  ---------  ---------  ---------
Net income........................................  $  20,092  $  17,269  $  19,293  $  23,894  $  33,171
                                                    ---------  ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------  ---------
Net income per share (2)..........................  $    1.12  $    1.01  $    1.13  $    1.38  $    1.91
                                                    ---------  ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------  ---------
Cash dividends per share (3)......................         --         --         --         --         --
                                                    ---------  ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------  ---------
Weighted average number of shares outstanding.....     17,886     17,040     17,114     17,278     17,357
BALANCE SHEETS -- SUMMARY
  (IN THOUSANDS)

                                                                           MAY 31,
                                                    -----------------------------------------------------
                                                      1990       1991       1992       1993       1994
                                                    -----------------------------------------------------
Working capital...................................  $ 136,181  $ 150,726  $ 162,080  $ 206,970  $ 229,019
Total assets......................................    249,920    254,132    273,429    330,844    363,659
Long-term debt, net of current portion............     51,520     46,988     36,216     54,468     34,742
Shareholders' investment..........................    140,541    158,345    178,464    202,791    238,716

- - -------------
(1) Amounts are net of capitalized interest during construction of $834,000 in 1990 and a gain of $428,000 from the sale of a facility and a receipt of $500,000 from the sale of intangible assets in 1991.

(2) Net income per share is computed on the basis of the weighted average common and common equivalent shares outstanding during each year and reflects the repurchase of 845,000 shares of common stock in fiscal 1990. All amounts have been restated to reflect the two for one stock split paid on February 28, 1994.

(3) The Company has never paid a cash dividend. Earnings have been retained to provide for the growth and expansion of the Company's business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth items in the statements of income as a percent of net sales for periods shown:

                                                                                                        YEARS ENDED MAY 31,
                                                                                                  -------------------------------
                                                                                                    1992       1993       1994
                                                                                                  -------------------------------
Net sales.......................................................................................      100.0%     100.0%     100.0%
Cost of sales...................................................................................       76.8       77.0       79.3
                                                                                                  ---------  ---------  ---------
  Gross profit..................................................................................       23.2       23.0       20.7
Selling, general and administrative expenses....................................................       17.2       16.6       13.7
                                                                                                  ---------  ---------  ---------
  Income from operations........................................................................        6.0        6.4        7.0
Interest expense and other--net.................................................................         .5         .3         .2
                                                                                                  ---------  ---------  ---------
  Income before provision for income taxes......................................................        5.5        6.1        6.8
Provision for income taxes......................................................................        2.2        2.4        2.8
                                                                                                  ---------  ---------  ---------
Net income......................................................................................        3.3%       3.7%       4.0%
                                                                                                  ---------  ---------  ---------
                                                                                                  ---------  ---------  ---------

    As an aid to understanding the results of operations, the following is a summary of the Company's unaudited quarterly results of operations for fiscal years 1992, 1993 and 1994 (in thousands except for per share data):

                                                                       FIRST       SECOND        THIRD       FOURTH
         1992                                                        QUARTER      QUARTER      QUARTER      QUARTER         YEAR
- - ---------------------------------------------------------------  -----------  -----------  -----------  -----------  -----------
Net sales......................................................  $   137,520  $   138,864  $   142,615  $   156,224  $   575,223
Gross profit...................................................       31,783       32,033       32,896       36,802      133,514
Net income.....................................................        4,018        4,118        4,826        6,331       19,293
Net income per share...........................................          .24          .24          .28          .37         1.13

         1993
- - ---------------------------------------------------------------
Net sales......................................................  $   151,867  $   154,680  $   156,259  $   190,093  $   652,899
Gross profit...................................................       36,314       36,740       35,012       41,878      149,944
Net income.....................................................        6,012        6,048        4,667        7,167       23,894
Net income per share...........................................          .35          .35          .27          .41         1.38

         1994
- - --------------------------------------------------
NET SALES.........................................  $ 199,807  $ 200,594  $ 197,628  $ 224,519  $ 822,548
GROSS PROFIT......................................     42,900     42,740     40,767     44,020    170,427
NET INCOME........................................      7,487      8,643      7,819      9,222     33,171
NET INCOME PER SHARE..............................        .43        .50        .45        .53       1.91

    All per share amounts have been restated to reflect the two for one stock split paid on February 28, 1994.

FISCAL 1994 COMPARED TO FISCAL 1993

    The increase in net sales for fiscal 1994, as compared to fiscal 1993, was due to an increase in the sales volume of semiconductor products. Sales of semiconductor products increased by $178,237,000 as a result of the strong market demand and additional sales of products from new suppliers. The sales volume of the Company's other major products was relatively unchanged or decreased modestly from the prior year.

    The decrease in net margins for fiscal 1994, as compared to fiscal 1993, was due to a decline in the margins of most of the Company's major products. This decline in margins resulted from market pressures on the pricing of many of the Company's products, including some of the Company's value added products, and an increase in the sales volume of lower margin products, such as DRAMS. The Company believes that these conditions affecting margins may continue in the near term.

    The increase in selling, general and administrative ("SG & A") expenses, in dollars, for fiscal 1994, as compared to fiscal 1993, was primarily due to higher operating costs to support the significant increase in sales volume. In addition, the Company is amortizing $463,000 per quarter of deferred computer software costs associated with its new operating and financial systems that became operational in December, 1992. Fiscal 1994 expenses also included a charge of $890,000 that was recorded in the first quarter related to the costs of the elimination of approximately 120 positions. These positions were eliminated as of August 31, 1993 by a reorganization of the Company's field and corporate support functions. The amounts incurred for the last nine months of fiscal 1994 would have been higher except for the savings from the elimination of these positions. This reorganization reduced the Company's fiscal 1994 expenses by approximately $1,000,000 per quarter beginning the second quarter. Primarily due to the savings from the August, 1993 restructuring and the higher sales volume, SG & A as a percentage of sales declined significantly for fiscal 1994 as compared to fiscal 1993. The SG & A amounts for fiscal 1993 also included some extraordinary levels of expenses related to the Company's conversion to its new computer software systems in December, 1992. As reported previously, the Company estimated that it had incurred approximately $2.4 million to $2.9 million in additional costs, affecting both cost of sales and SG & A expenses in fiscal 1993 associated with the computer software conversion.

    Interest expense for fiscal 1994 remained relatively unchanged from fiscal 1993, as lower borrowing levels were offset by higher interest rates beginning in late fiscal 1994.

    In August, 1993 the Omnibus Budget Reconciliation Act of 1933 was enacted which essentially increased the Company's Federal tax rate from 34% to 35%. Additionally, as a result of the Act, a retroactive Federal tax adjustment of $163,000, or $.02 per share, was charged to income tax expense in the first quarter of fiscal 1994 for the period of January to May 1993.

FISCAL 1993 COMPARED TO FISCAL 1992

    The increase in net sales for fiscal 1993, as compared to fiscal 1992, was primarily due to an increase in the sales volume of semiconductor products. Sales of such products increased by $77,859,000. The increase in the sales of semiconductor products was the result of increased market demand for these products and the successful execution of the Company's marketing strategies. The sales volume of the Company's other major products was relatively unchanged.

    The decrease in margins for the third and fourth quarters of fiscal 1993, as compared to fiscal 1992, was largely due to a decline in the margins of semiconductor and value added products. This decrease was attributable to the market pressures on the pricing of some of the Company's products. In addition, the Company's acceptance of some large customer orders at lower than normal margins contributed to the decline in the Company's margins. There was also an increase in the volume of the Company's lower margin value added products, particularly the programming of semiconductors, during the last half of fiscal 1993. Lastly, additional expenses were incurred during the third quarter of fiscal 1993, due to some problems with the Company's conversion and implementation of new computer software for its operating and financial systems in

December, 1992. These expenses contributed to the overall decline in margins for the third quarter and included some higher than normal levels of overtime for value added services, missed vendor discounts and credits, and additional expenses from customer billing problems.

    The increase in dollars of SG & A expenses for the third quarter and fiscal 1993, as compared to fiscal 1992, partly relates to short-term expenses incurred as a result of the conversion to new computer software systems in December, 1992. These expenses consisted of overtime costs, higher than normal delivery costs to satisfy customer demands, additional computer consultant costs and other out-of-pocket costs. As described in Note 1 to the financial statements, expenses during the last half of fiscal 1993 also included the amortization of $926,000 in deferred computer software costs. In addition, compensation costs and other operating expenses increased during fiscal 1993, as compared to fiscal 1992, as a result of the significantly higher sales volume and profitability levels.

    The Company estimates that it incurred approximately $1.5 million to $2.0 million in additional costs, affecting both cost of sales and SG & A expenses, associated with the conversion and implementation of the new computer software systems in the third quarter of fiscal 1993. These amounts do not include the amortization of the deferred computer software costs described in the preceding paragraph. The Company also incurred approximately $900,000 during the fourth quarter of fiscal 1993 for consulting costs associated with the computer software implementation and enhancement. These expenses continued, although at a significantly lower level, into the fiscal year 1994. The software systems have been largely operating as designed. The Company has not experienced any major disruptions to its operations from the new computer software system since early January, 1993.

    The decrease in interest expense for fiscal 1993, as compared to fiscal 1992, was due to significantly lower interest rates paid by the Company on its borrowings. The favorable improvement in interest rates was partially offset by higher debt levels.

INCOME TAXES

    During the  fourth quarter  of  fiscal year  1993, the  Company  implemented
Statement of Financial Accounting Standards No. 109 covering income tax accounting. The adoption did not have a material impact on the financial statements for fiscal year 1993.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has been able to fund its working capital requirements for the past five years through cash flow from operations and bank borrowings.

    For the five years ended May 31, 1994, the Company incurred approximately $26 million in net aggregate capital expenditures. A significant portion of this amount was incurred for the land, equipment, building improvements and an automated material handling system for its new executive offices and western regional support and distribution center. Costs incurred to upgrade and expand its computer system and the acquisition and construction of several facilities accounted for substantially the balance of the capital expenditure program for the last five years. Additionally, the Company incurred approximately $9 million for the design, purchase and development of new computer software for its operating and financial systems during fiscal years 1990 to 1993.

    The Company's sources of liquidity at May 31, 1994 consisted principally of working capital of $229,019,000 and unsecured bank credit lines of $70,000,000, of which $30,000,000 in borrowings were outstanding. The Company believes that its working capital, borrowing capabilities, and the funds generated from operations should be sufficient to finance its anticipated operational requirements.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Marshall Industries:

    We have audited the accompanying balance sheets of Marshall Industries (a California corporation) as of May 31, 1993 and 1994, and the related statements of income, shareholders' investment and cash flows for each of the three years in the period ended May 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marshall Industries as of May 31, 1993 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 1994 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN & CO.
Los Angeles, California
July 20, 1994

Marshall Industries
BALANCE SHEETS
May 31, 1993 and 1994

ASSETS
                                                  -----------------------------
CURRENT ASSETS:                                       1993            1994
                                                  -----------------------------
  Cash.........................................   $   1,583,000   $   3,694,000
  Receivables, less reserves of $5,499,000 in
   1993 and
   $5,860,000 in 1994..........................     101,120,000     120,489,000
  Inventories..................................     163,280,000     180,753,000
  Prepaid expenses.............................         888,000         510,000
  Deferred income tax benefits (Note 3)........       7,681,000       8,325,000
                                                  -------------   -------------
        Total current assets...................     274,552,000     313,771,000
                                                  -------------   -------------
PROPERTY, PLANT AND EQUIPMENT, at cost (Notes 1
  and 2):
  Land.........................................       8,812,000       8,863,000
  Buildings and improvements...................      33,545,000      34,038,000
  Equipment, furniture, fixtures and other.....      21,447,000      21,908,000
  Computer equipment...........................      17,862,000      18,716,000
  Construction in progress.....................         199,000          17,000
                                                  -------------   -------------
                                                     81,865,000      83,542,000
  Accumulated depreciation and amortization....     (34,234,000)    (40,482,000)
                                                  -------------   -------------
                                                     47,631,000      43,060,000
OTHER ASSETS -- NET (Note 1)...................       8,661,000       6,828,000
                                                  -------------   -------------
                                                  $ 330,844,000   $ 363,659,000
                                                  -------------   -------------
                                                  -------------   -------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Current portion of long-term debt (Note 2)...   $   1,763,000   $   1,358,000
  Accounts payable.............................      54,128,000      70,839,000
  Accrued salaries and wages...................       3,545,000       3,908,000
  Other accrued liabilities....................       5,796,000       5,783,000
  Income taxes payable.........................       2,350,000       2,864,000
                                                  -------------   -------------
        Total current liabilities..............      67,582,000      84,752,000
                                                  -------------   -------------
LONG-TERM DEBT, net of current portion (Note
  2)...........................................      54,468,000      34,742,000
DEFERRED INCOME TAX LIABILITIES (Note 3).......       6,003,000       5,449,000
COMMITMENTS AND CONTINGENCIES (Note 4)
SHAREHOLDERS' INVESTMENT (Notes 1 and 5):
  Common stock, $1.00 par value
    Shares authorized -- 40,000,000
    Shares issued and outstanding -- 17,037,864
      in 1993 and
      17,231,864 in 1994.......................      17,038,000      17,232,000
  Additional paid-in capital...................      50,327,000      52,887,000
  Retained earnings............................     135,426,000     168,597,000
                                                  -------------   -------------
                                                    202,791,000     238,716,000
                                                  -------------   -------------
                                                  $ 330,844,000   $ 363,659,000
                                                  -------------   -------------
                                                  -------------   -------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

Marshall Industries
STATEMENTS OF INCOME
For the Years Ended May 31, 1992, 1993 and 1994

                                                                       ----------------------------------------------------
                                                                             1992              1993              1994
                                                                       ----------------------------------------------------
Net sales............................................................  $    575,223,000  $    652,899,000  $    822,548,000
Cost of sales........................................................       441,709,000       502,955,000       652,121,000
                                                                       ----------------  ----------------  ----------------
  Gross profit.......................................................       133,514,000       149,944,000       170,427,000
Selling, general and administrative expenses.........................        98,917,000       108,394,000       112,220,000
                                                                       ----------------  ----------------  ----------------
  Income from operations.............................................        34,597,000        41,550,000        58,207,000
Interest expense (Note 1)............................................         2,689,000         2,016,000         1,931,000
                                                                       ----------------  ----------------  ----------------
  Income before provision for income taxes...........................        31,908,000        39,534,000        56,276,000
Provision for income taxes (Notes 1 and 3)...........................        12,615,000        15,640,000        23,105,000
                                                                       ----------------  ----------------  ----------------
NET INCOME...........................................................  $     19,293,000  $     23,894,000  $     33,171,000
                                                                       ----------------  ----------------  ----------------
                                                                       ----------------  ----------------  ----------------

NET INCOME PER SHARE (Note 1)........................................             $1.13             $1.38             $1.91
                                                                       ----------------  ----------------  ----------------
                                                                       ----------------  ----------------  ----------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

Marshall Industries
STATEMENTS OF SHAREHOLDERS' INVESTMENT
For the Years Ended May 31, 1992, 1993 and 1994

                                                                        COMMON STOCK             ADDITIONAL
                                                                -----------------------------     PAID-IN          RETAINED
                                                                   SHARES          AMOUNT         CAPITAL          EARNINGS
                                                                ---------------------------------------------------------------
BALANCE, MAY 31, 1991.........................................     16,947,864  $   16,948,000  $   49,158,000  $     92,239,000
  Compensation expense related to nonqualified stock options
   (Note 5)...................................................             --              --         200,000                --
  Exercise of stock options...................................         71,500          71,000         415,000                --
  Tax benefit from stock options exercised....................             --              --         140,000                --
  Net income..................................................             --              --              --        19,293,000
                                                                -------------  --------------  --------------  ----------------
BALANCE, MAY 31, 1992.........................................     17,019,364      17,019,000      49,913,000       111,532,000
  Compensation expense related to nonqualified stock options
   (Note 5)...................................................             --              --         215,000                --
  Exercise of stock options...................................         18,500          19,000         121,000                --
  Tax benefit from stock options exercised....................             --              --          78,000                --
  Net income..................................................             --              --              --        23,894,000
                                                                -------------  --------------  --------------  ----------------
BALANCE, MAY 31, 1993.........................................     17,037,864      17,038,000      50,327,000       135,426,000
  COMPENSATION EXPENSE RELATED TO NONQUALIFIED STOCK OPTIONS
   (NOTE 5)...................................................             --              --         103,000                --
  EXERCISE OF STOCK OPTIONS...................................        194,000         194,000       1,276,000                --
  TAX BENEFIT FROM STOCK OPTIONS EXERCISED....................             --              --       1,181,000                --
  NET INCOME..................................................             --              --              --        33,171,000
                                                                -------------  --------------  --------------  ----------------
BALANCE, MAY 31, 1994.........................................     17,231,864  $   17,232,000  $   52,887,000  $    168,597,000
                                                                -------------  --------------  --------------  ----------------
                                                                -------------  --------------  --------------  ----------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

Marshall Industries
STATEMENTS OF CASH FLOWS
For the Years Ended May 31, 1992, 1993 and 1994

                                                                                 ----------------------------------------------
                                                                                      1992            1993            1994
                                                                                 ----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...................................................................  $   19,293,000  $   23,894,000  $   33,171,000
                                                                                 --------------  --------------  --------------
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
      Depreciation and amortization............................................       6,561,000       7,379,000       8,194,000
      Compensation expense related to stock options............................         200,000         215,000         103,000
      Provision for bad debts..................................................       1,082,000       1,284,000       1,704,000
      Change in current assets and liabilities:
        Increase in receivables................................................      (3,249,000)    (20,892,000)    (21,073,000)
        Increase in inventories................................................      (9,550,000)    (39,188,000)    (17,473,000)
        (Increase) decrease in prepaid expenses................................         116,000        (206,000)        378,000
        Increase in accounts payable...........................................       3,899,000      14,387,000      16,711,000
        Increase (decrease) in accrued salaries and wages......................         324,000         (21,000)        363,000
        Increase (decrease) in other accrued
           liabilities.........................................................         578,000       1,974,000         (13,000)
        Increase (decrease) in income taxes
           payable.............................................................       1,441,000      (1,942,000)        514,000
      Deferred income taxes provision (benefit), net...........................       1,395,000         (88,000)     (1,198,000)
      Other....................................................................          48,000          44,000         (19,000)
                                                                                 --------------  --------------  --------------
        Total adjustments......................................................       2,845,000     (37,054,000)    (11,809,000)
                                                                                 --------------  --------------  --------------
        Net cash provided by (used in) operating activities....................      22,138,000     (13,160,000)     21,362,000
                                                                                 --------------  --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property, plant, and equipment.........................         198,000          60,000           9,000
  Capital expenditures.........................................................      (6,387,000)     (3,186,000)     (1,780,000)
  Software development costs...................................................      (3,985,000)     (2,417,000)             --
                                                                                 --------------  --------------  --------------
        Net cash used in investing activities..................................     (10,174,000)     (5,543,000)     (1,771,000)
                                                                                 --------------  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under credit line agreements.....................      (8,000,000)     20,000,000     (18,000,000)
  Repayments of long-term debt.................................................      (4,636,000)     (1,741,000)     (2,131,000)
  Exercise of stock options....................................................         486,000         140,000       1,470,000
  Tax benefit from exercise of stock options...................................         140,000          78,000       1,181,000
                                                                                 --------------  --------------  --------------
        Net cash (used in) provided by financing activities....................     (12,010,000)     18,477,000     (17,480,000)
                                                                                 --------------  --------------  --------------
NET INCREASE (DECREASE) IN CASH................................................         (46,000)       (226,000)      2,111,000
CASH AT BEGINNING OF YEAR......................................................       1,855,000       1,809,000       1,583,000
                                                                                 --------------  --------------  --------------
CASH AT END OF YEAR............................................................  $    1,809,000  $    1,583,000  $    3,694,000
                                                                                 --------------  --------------  --------------
                                                                                 --------------  --------------  --------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for the following:
    Interest...................................................................  $    2,551,000  $    2,008,000  $    2,052,000
                                                                                 --------------  --------------  --------------
                                                                                 --------------  --------------  --------------
    Income taxes...............................................................  $    9,639,000  $   16,439,000  $   23,132,000
                                                                                 --------------  --------------  --------------
                                                                                 --------------  --------------  --------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

Marshall Industries
NOTES TO FINANCIAL STATEMENTS
May 31, 1994

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Revenue Recognition: Sales are recognized at the time of product shipment.

    Depreciation and Amortization: Depreciation on buildings is computed using the straight-line method over useful lives of 25 years. Building and leasehold improvements are amortized on the straight-line method over the shorter of the lives of the buildings or the remaining terms of the leases or useful lives of the assets. Depreciation on all other plant and equipment is computed on the straight-line and declining balance methods over useful lives of two to ten years. Maintenance and repairs and minor replacements of property are charged to expense when incurred. Major expenditures for additions and improvements are capitalized at cost. When assets are retired, or otherwise disposed of, the cost and related reserves are removed from the accounts, and any resulting gain or loss is included in income.

    Interest Expense: Interest income is netted against interest expense and was not material for 1992, 1993 and 1994.

    Tax Deferred Profit Sharing Plan: Under the provisions of the Marshall Industries Tax Deferred Profit Sharing Plan (the "Plan"), participating employees may agree to defer from two to twelve percent, with certain limitations, of their earnings each payroll period, and such amount is deposited in a nonforfeitable, fully vested trust account for the employee's benefit. The Company contributes quarterly an amount equal to 50 percent of the employees' contributions, limited to 3% of such employee earnings for the quarter, reduced by employee forfeitures of prior Company contributions. Company contributions may be limited to the extent of net profits and must be invested in the Company's common stock. The Plan, however, may not own more than 20 percent of the Company's outstanding shares. At May 31, 1994, the Plan owned less than 2% of the Company's outstanding shares. Company contributions and expenses related to the Plan amounted to $917,000 in 1992, $952,000 in 1993 and $1,125,000 in
1994.

    Capitalized Interest: In accordance with the provisions of the Statement of Financial Accounting Standards No. 34, the Company capitalizes interest in connection with major construction projects. The Company did not have any major construction projects requiring the capitalization of interest during 1992, 1993 and 1994.

    Income Taxes: As discussed in Note 3, during the fourth quarter of fiscal 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted tax rates. Prior to the implementation of SFAS No. 109, the Company accounted for income taxes using Accounting Principles Board Opinion No. 11.

    Cash and Accounts Payable: The Company's banking system provides for the daily replenishment of its bank accounts for check clearing requirements. Accordingly, outstanding checks of $7,655,000 and $11,015,000 that had not yet been paid by the Company's banks at May 31, 1993 and 1994, respectively, are reflected in cash and accounts payable in the accompanying financial statements.

    Inventories: The Company values its inventories at the lower of average cost or market.

    Shareholders' Investment: The Company has authorized 200,000 shares of no par value preferred stock, of which none was outstanding at May 31, 1993 or 1994.

    Capitalized Deferred Software Costs: Deferred software costs are included in other assets and represent payments to vendors for the design, purchase and implementation of the computer software for the Company's operating and financial systems. Such deferred costs aggregating to $9,259,000, are amortized over five years beginning December, 1992. At May 31, 1993 and 1994, the accumulated amortization of such costs were $926,000 and $2,778,000, respectively.

    Net Income Per Share: Per share amounts are computed on the basis of weighted average common and common equivalent shares outstanding (17,114,000 in 1992, 17,278,000 in 1993 and 17,357,000 in 1994). Common equivalent shares include the dilutive effect of outstanding stock options, if applicable. All share and per share data included in these financial statements have been restated to reflect the two-for-one stock split paid on February 28, 1994.

(2) LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                                               MAY 31,
                                                                                    ------------------------------
                                                                                         1993            1994
                                                                                    ------------------------------
Bank credit lines.................................................................  $   48,000,000  $   30,000,000
Industrial revenue bonds:
  75.8% of prime, due through 1996................................................       1,553,000       1,025,000
Mortgages:
  8 1/10%, due through 1998.......................................................       5,500,000       4,250,000
  Variable rate, but limited to a maximum of prime rate, due through 1997.........       1,125,000         825,000
Other.............................................................................          53,000        --
                                                                                    --------------  --------------
                                                                                        56,231,000      36,100,000
Less current portion..............................................................       1,763,000       1,358,000
                                                                                    --------------  --------------
                                                                                    $   54,468,000  $   34,742,000
                                                                                    --------------  --------------
                                                                                    --------------  --------------

Bank credit lines --

    The Company has entered into revolving credit line agreements with two major banks to borrow up to $70,000,000 in the aggregate. These unsecured credit line agreements, with borrowing limits of up to $40,000,000 and $30,000,000 each, mature on December 31, 1995 and 1996, respectively. The interest rates under these credit lines are determined at the time of borrowing based on a choice of options as specified in the agreements. In no event would the interest rate exceed the prime interest rate. At May 31, 1994, the prime rate was 7.25%. A commitment fee is payable based on 1/4% per annum on the daily average unused amounts of the lines of credit. In addition, both banks require a facility fee of 1/8% per annum on the commitment balance. There are no compensating balance requirements.

    The terms of these credit agreements require the Company, among other things, to maintain a minimum net worth of $170,000,000 which is adjusted upward quarterly by 70 percent of net income and 70 percent of net proceeds from any sales of capital stock or subordinated debentures. At May 31, 1994 at least $202,564,000 of shareholders' investment was required to meet this covenant. The credit agreements also require the Company to meet certain specified working capital and financial ratios and not to make capital expenditures or incur lease liabilities in excess of certain specified amounts. The Company is in compliance with all conditions and covenants of these agreements.

Industrial revenue bonds --

    The industrial revenue bonds are secured by real property with a net book value of $3,129,000 at
May 31, 1994.

Mortgages --

    These notes are secured by real property and related improvements with a net book value of approximately $20,119,000 at May 31, 1994.

Maturities of long-term debt --

    Long-term debt at May 31, 1994 based on current terms is payable in succeeding fiscal years as follows: 1995 $1,358,000; 1996 $18,710,000; 1997
$14,532,000; 1998 $1,000,000; 1999 $500,000.

    The Company's bank credit lines and industrial revenue bonds approximate fair value as they bear floating interest rates. The mortgages approximate fair market value.

(3) INCOME TAXES

    The Company adopted the provisions of SFAS No. 109 effective the fourth quarter of fiscal year 1993. The adoption of this Standard, which changed the Company's method of accounting for income taxes from the deferred method to an asset and liability approach, did not have a material effect on the financial statements for fiscal year 1993.

    The provision (benefit) for income taxes consists of the following:

                                                 -------------------------------------
Current:                                            1992         1993         1994
                                                 -------------------------------------
  Federal......................................  $ 8,272,000  $12,369,000  $19,357,000
  State........................................    2,948,000    3,359,000    4,946,000
                                                 -----------  -----------  -----------
                                                  11,220,000   15,728,000   24,303,000
                                                 -----------  -----------  -----------
Deferred:
  Federal......................................    1,674,000      (32,000)  (1,024,000)
  State........................................     (279,000)     (56,000)    (174,000)
                                                 -----------  -----------  -----------
                                                   1,395,000      (88,000)  (1,198,000)
                                                 -----------  -----------  -----------
        Total..................................  $12,615,000  $15,640,000  $23,105,000
                                                 -----------  -----------  -----------
                                                 -----------  -----------  -----------

    The difference between the income tax provision at the Federal statutory rate and the recorded income tax provision is reconciled as follows:

                                                 -------------------------------------
Computed Federal income taxes at                    1992         1993         1994
                                                 -------------------------------------
  the statutory rate...........................  $10,849,000  $13,441,000  $19,697,000
State income taxes, net of Federal income tax
  benefit......................................    1,762,000    2,180,000    3,102,000
Other, net.....................................        4,000       19,000      306,000
                                                 -----------  -----------  -----------
Provision for income taxes.....................  $12,615,000  $15,640,000  $23,105,000
                                                 -----------  -----------  -----------
                                                 -----------  -----------  -----------

    As of May 31, 1993 and 1994, deferred tax assets (liabilities) were comprised of the following:

                                                                                       1993           1994
                                                                                   -------------  -------------
Operating reserves...............................................................  $   4,301,000  $   4,446,000
Tax depreciation in excess of book amounts.......................................     (3,210,000)    (3,084,000)
Capitalization of deferred software costs for book purposes......................     (2,793,000)    (2,177,000)
Capitalization of inventory costs for income tax purposes........................      1,447,000      1,615,000
Vacation expense accrued for book purposes.......................................        729,000        825,000
State tax provision..............................................................        629,000        934,000
Other, net.......................................................................        575,000        317,000
                                                                                   -------------  -------------
        Total net deferred tax asset.............................................  $   1,678,000  $   2,876,000
                                                                                   -------------  -------------
                                                                                   -------------  -------------

    As of May 31, 1994, the Company had total deferred tax assets of $8,325,000 and total deferred tax liabilities of $5,449,000. The Company did not record any valuation allowances against deferred tax assets at May 31, 1994.

(4) COMMITMENTS AND CONTINGENCIES

    Lease Commitments: The Company leases certain facilities and equipment under operating leases expiring at various dates through fiscal year 2000. The aggregate rent expense for all operating leases was $2,800,000 in 1992, $2,618,000 in 1993 and $2,324,000 in 1994.

    The future minimum lease payments under all leases are shown below:

                                                                                  OPERATING LEASES
                                                                                  ----------------
Year Ending May 31 --
  1995..........................................................................  $     1,285,000
  1996..........................................................................          581,000
  1997..........................................................................          330,000
  1998..........................................................................          336,000
  1999..........................................................................           95,000
  Thereafter....................................................................           53,000
                                                                                  ----------------
                                                                                  $     2,680,000
                                                                                  ----------------
                                                                                  ----------------

    Amounts shown above are net of sublease income of $476,000, $491,000, $503,000, $214,000 and $129,000 from 1995 to 1999, respectively.

    Litigation: There are no material pending legal proceedings to which the Company is a party.

(5) STOCK OPTIONS

    The Company has four stock option plans which provide for the granting of incentive and nonqualified stock options covering 2,040,000 shares of common stock. The 1992 Stock Option Plan was approved by the shareholders during fiscal 1993 and the 1990 Plan was terminated. No shares were granted under the 1990 Plan prior to its termination. Nonqualified stock options may have an exercise price which is less than market value at the date of grant; incentive stock options must have an exercise price equal to market value at the date of grant. There were 314,000 and 50,000 options granted in fiscal 1992 and 1994, respectively, at exercise prices ranging from $10.00 to $24.00 per share. No options were granted during fiscal 1993. At May 31, 1994, 320,500 shares were available for additional grants.

    The following is a summary of changes in outstanding options for the Company's stock option plans for the year ended May 31, 1994:

                                                                                       UNDER
                                                                                       OPTION       OPTION PRICE
                                                                                     ----------  -------------------
Options outstanding at May 31, 1993................................................     589,500      $ 6.50 - $14.00
Options granted....................................................................      50,000         24.00
Options exercised..................................................................    (194,000)       6.50 -   9.89
Options expired or canceled........................................................      (1,000)        7.60
                                                                                     ----------
Options outstanding at May 31, 1994................................................     444,500        7.60 -  24.00
                                                                                     ----------  -------------------
                                                                                     ----------  -------------------
Options exercisable................................................................      96,000      $ 7.60 -  14.00
                                                                                     ----------  -------------------
                                                                                     ----------  -------------------

    The difference between the quoted market value of the shares at the date of grant and the option price for grants made under the nonqualified plans is charged to income as compensation expense over the vesting periods of the related options. During 1992, 1993 and 1994, $200,000, $215,000 and $103,000,
respectively, were charged against income and credited to additional paid-in capital under these plans. Options granted are exercisable over a period of five to twenty years. The income tax effect of any difference between the market price at the grant date and the market price at the exercise date is credited to additional paid-in capital as the options are exercised.

(6) INVESTMENT IN SONEPAR ELECTRONIQUE INTERNATIONAL

    In March, 1994, the Company entered into an agreement in principle to invest $151 million French Francs (approximately $28 million in U.S. dollars based on July 29, 1994 exchange rates) in Sonepar Electronique International ("SEI"), one of the three largest electronic component distributors in Europe. This investment is in the form of an interest bearing, convertible note, guaranteed by a major French bank as to default. The interest to be charged on the note will be the same as the Company's borrowing rates under its unsecured term loan, as described herein. The note plus accrued interest will be converted in 1997 into a minority equity interest of up to 20% in SEI if certain anticipated sales and pre-tax income goals are met. If these goals are not met, the Company will have the option to call for the repayment in U.S. dollar equivalent of the original loan (plus accrued interest) or to convert the loan into a 20% equity interest in SEI. Following the conversion, SEI will have a 2 year option to purchase an equivalent amount in U.S. dollars of the Company's stock of up to 5% of the Company's outstanding shares on a fully diluted basis. The option price will be based on market prices at the time of conversion. In addition, the Company will have the option of increasing its equity investment to 49% in SEI.

    To finance its investment in SEI, the Company has obtained a commitment from a bank for an unsecured term loan in the amount of $25,000,000, with principal repayment due on September 30, 1997. The Company, however, has the option of repaying the loan, or a portion thereof, prior to the maturity date. The interest rate on this loan will be based on 90 day LIBOR rates plus 1/2% and the other major terms and conditions of the loan are comparable to the bank credit line agreements as disclosed in Note 2.

    The Company anticipates that its agreements with SEI and the bank will be executed by August 31, 1994.

(7) BUSINESS SEGMENT

    The Company is engaged in the distribution of industrial electronic components and production supplies through a nationwide network of sales and distribution facilities. In the opinion of management, the Company's products are identifiable to only one industry segment.

    The Company's Canadian operations are currently not material to its results of operations or financial position.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    NONE

PART III

    Marshall will file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A involving the election of directors. The Proxy Statement for the Annual Meeting of Shareholders to be held on October 24, 1994 is incorporated herein by this reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (A) 1. FINANCIAL STATEMENTS -- The following financial statements of Marshall Industries are set forth in Item 8 of this Annual Report on Form 10-K:

                                                                                                      PAGE
                                                                                                      ----
Report of Independent Public Accountants............................................................   12
Financial Statements:
  Balance Sheets -- May 31, 1993 and 1994...........................................................   13
  Statements for the years ended May 31, 1992, 1993 and 1994 --
    Income..........................................................................................   14
    Shareholders' Investment........................................................................   15
    Cash Flows......................................................................................   16
  Notes to Financial Statements.....................................................................   17

    (A) 2. FINANCIAL STATEMENT SCHEDULES -- The following financial statement schedules supporting the financial statements are included in this Annual Report on Form 10-K:

                                                                                                      PAGE
                                                                                                      ----
Report of Independent Public Accountants on Financial Statement Schedules...........................   25
  Schedules for the years ended May 31, 1992, 1993 and 1994:
      V -- Property, Plant and Equipment............................................................   26
     VI -- Accumulated Depreciation and Amortization of Property, Plant and Equipment...............   26

    All other schedules are omitted since they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

    (A) 3. EXHIBITS -- The following exhibits are attached to this Annual Report on Form 10-K:

Exhibit  3.1:    Articles of  Incorporation.  Incorporated  herein  by reference  to  Exhibit  3.2  of  the
                 Company's Registration Statement on Form S-1, Registration No. 2-85466.
Exhibit  3.2:    Certificate  of Amendment of Articles of Incorporation filed with the California Secretary of State  on June  23,  1986. Incorporated  herein  by reference  to  Exhibit 3.1  to  the
                 Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1986.

Exhibit  3.3:    Certificate  of Amendment of Articles of Incorporation filed with the California Secretary of State  on October  18, 1988.  Incorporated  herein by  reference to  Exhibit A  to  the
                 Company's Proxy Statement for the annual meeting of shareholders held on October 11, 1988.
Exhibit  3.4:    Certificate  of Amendment of Articles of Incorporation filed with the California Secretary of State on February 14, 1994.
Exhibit  3.5:    Amended and Restated  By-Laws. Incorporated  herein by reference  to Exhibit  (ii) to  the
                 Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1987.
Exhibit  3.6:    Certificate  of  Amendment  to  By-Laws of  Marshall  Industries.  Incorporated  herein by reference to  Exhibit  C to  the  Company's Proxy  Statement  for the  annual  meeting  of shareholders held on October 11, 1988.
Exhibit  4.1:    Credit  Agreement dated March 1,  1993 between Marshall Industries  and Citicorp USA, Inc.
                 Incorporated by reference to Exhibit  (i) to the Company's  Quarterly Report on Form  10-Q
                 for the quarter ended February 28, 1993.
Exhibit  4.2:    Credit  Agreement dated  March 1,  1993 between  Marshall Industries  and Bank  of America
                 National Trust and Savings Association. Incorporated  by reference to Exhibit (ii) to  the
                 Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1993.
Exhibit  4.3:    First Amendment to Credit Agreement dated May 3, 1993 between Marshall Industries and Bank of  America National Trust  and Savings Association. Incorporated  by reference to Exhibit
                 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1993.
Exhibit  4.4:    First Amendment to  Credit Agreement dated  June 1, 1993  between Marshall Industries  and
                 Citicorp USA, Inc. Incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1993.
Exhibit 10.1:    Marshall  Industries 1981 Nonqualified Stock Option Plan. Incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8, No. 2-79412.
Exhibit 10.2:    First Amendment to 1981 Nonqualified Stock  Option Plan. Incorporated herein by  reference to Exhibit B to the Company's Final Proxy Statement dated September 16, 1983.
Exhibit 10.6:    Marshall  Industries 1984 Stock Option Plan. Incorporated herein by reference to Exhibit A to the Company's Final Proxy Statement dated September 17, 1984.
Exhibit 10.7:    Marshall Industries 1992 Nonqualified Stock Option Plan. Incorporated herein by  reference to Exhibit A to the Company's Final Proxy Statement dated August 31, 1992.
Exhibit 24:      Consent of Independent Public Accountants.
Exhibit 28:      Undertakings.

(B) REPORTS ON FORM 8-K -- Marshall has not filed any reports on Form 8-K during the quarter ended May 31, 1994

SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Marshall has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSHALL INDUSTRIES

By:         /s/ HENRY W. CHIN

   ---------------------------------------------
                    Henry W. Chin                               August 25, 1994
 Vice President, Finance, Chief Financial Officer and
                        Secretary

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   /s/ GORDON S. MARSHALL                       August 25, 1994
    ---------------------------------------------
                  Gordon S. Marshall
          Chairman of the Board and Director
                        /s/ ROBERT RODIN                        August 25, 1994
    ---------------------------------------------
                     Robert Rodin
          President, Chief Executive Officer
      and Director (Principal Executive Officer)

                       /s/ HENRY W. CHIN                        August 25, 1994
    ---------------------------------------------
                    Henry W. Chin
       Vice President, Finance, Chief Financial
                Officer and Secretary
     (Principal Financial and Accounting Officer)

                   /s/ RICHARD D. BENTLEY                       August 25, 1994
    ---------------------------------------------
                  Richard D. Bentley
                       Director

                        /s/ WILLIAM BONE                        August 25, 1994
    ---------------------------------------------
                     William Bone
                       Director

                   /s/ RICHARD C. COLYEAR                       August 25, 1994
    ---------------------------------------------
                  Richard C. Colyear
                       Director

                     /s/ LATHROP HOFFMAN                        August 25, 1994
    ---------------------------------------------
                   Lathrop Hoffman
                       Director

                  /s/ RAYMOND G. RINEHART                       August 25, 1994
    ---------------------------------------------
                 Raymond G. Rinehart
                       Director

                     /s/ HOWARD C. WHITE                        August 25, 1994
    ---------------------------------------------
                   Howard C. White
                       Director

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To Marshall Industries:

    We have audited in accordance with generally accepted auditing standards, the financial statements of Marshall Industries (a California corporation) included in this Form 10-K, and have issued our report thereon dated July 20, 1994. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 14.(a)2. are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN & CO.

Los Angeles, California
July 20, 1994

Marshall Industries
SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
For the Years Ended May 31, 1992, 1993 and 1994

                                                    BALANCE AT
                                                     BEGINNING                    SALES,        BALANCE AT
                                                        OF       ADDITIONS    RETIREMENTS OR      END OF
                                                      PERIOD      AT COST    RECLASSIFICATIONS    PERIOD
                                                    -------------------------------------------------------
Year ended May 31, 1992 --
  Land............................................  $ 8,303,000  $       --    $        --      $ 8,303,000
  Buildings and improvements......................   31,294,000   1,109,000         44,000       32,447,000
  Equipment, furniture, fixtures and other........   19,134,000   1,638,000       (422,000)      20,350,000
  Computer equipment..............................   14,415,000   3,048,000       (579,000)      16,884,000
  Construction in progress........................      519,000     592,000         (3,000)       1,108,000
                                                    -----------  ----------  ----------------   -----------
                                                    $73,665,000  $6,387,000    $  (960,000)     $79,092,000
                                                    -----------  ----------  ----------------   -----------
                                                    -----------  ----------  ----------------   -----------
Year ended May 31, 1993 --
  Land............................................  $ 8,303,000  $       --    $   509,000      $ 8,812,000
  Buildings and improvements......................   32,447,000     760,000        338,000       33,545,000
  Equipment, furniture, fixtures and other........   20,350,000   1,161,000        (64,000)      21,447,000
  Computer equipment..............................   16,884,000   1,066,000        (88,000)      17,862,000
  Construction in progress........................    1,108,000     199,000     (1,108,000)         199,000
                                                    -----------  ----------  ----------------   -----------
                                                    $79,092,000  $3,186,000    $  (413,000)     $81,865,000
                                                    -----------  ----------  ----------------   -----------
                                                    -----------  ----------  ----------------   -----------

YEAR ENDED MAY 31, 1994 --
  LAND............................................  $ 8,812,000  $   51,000    $        --      $ 8,863,000
  BUILDINGS AND IMPROVEMENTS......................   33,545,000     329,000        164,000       34,038,000
  EQUIPMENT, FURNITURE, FIXTURES AND OTHER........   21,447,000     476,000        (15,000)      21,908,000
  COMPUTER EQUIPMENT..............................   17,862,000     865,000        (11,000)      18,716,000
  CONSTRUCTION IN PROGRESS........................      199,000      59,000       (241,000)          17,000
                                                    -----------  ----------  ----------------   -----------
                                                    $81,865,000  $1,780,000    $  (103,000)     $83,542,000
                                                    -----------  ----------  ----------------   -----------
                                                    -----------  ----------  ----------------   -----------
- - -----------------------------------------------------------------------------------------------------------

SCHEDULE VI -- ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
For the Years Ended May 31, 1992, 1993 and 1994

Year ended May 31, 1992 --
  Buildings and improvements......................  $ 4,950,000  $1,660,000    $    34,000      $ 6,644,000
  Equipment, furniture, fixtures and other........    8,788,000   1,976,000       (338,000)      10,426,000
  Computer equipment..............................    8,597,000   2,925,000       (458,000)      11,064,000
                                                    -----------  ----------  ----------------   -----------
                                                    $22,335,000  $6,561,000    $  (762,000)     $28,134,000
                                                    -----------  ----------  ----------------   -----------
                                                    -----------  ----------  ----------------   -----------
Year ended May 31, 1993 --
  Buildings and improvements......................  $ 6,644,000  $1,790,000    $   (89,000)     $ 8,345,000
  Equipment, furniture, fixtures and other........   10,426,000   1,946,000       (188,000)      12,184,000
  Computer equipment..............................   11,064,000   2,717,000        (76,000)      13,705,000
                                                    -----------  ----------  ----------------   -----------
                                                    $28,134,000  $6,453,000    $  (353,000)     $34,234,000
                                                    -----------  ----------  ----------------   -----------
                                                    -----------  ----------  ----------------   -----------

YEAR ENDED MAY 31, 1994 --
  BUILDINGS AND IMPROVEMENTS......................  $ 8,345,000  $1,798,000    $    (4,000)     $10,139,000
  EQUIPMENT, FURNITURE, FIXTURES AND OTHER........   12,184,000   1,858,000        (83,000)      13,959,000
  COMPUTER EQUIPMENT..............................   13,705,000   2,686,000         (7,000)      16,384,000
                                                    -----------  ----------  ----------------   -----------
                                                    $34,234,000  $6,342,000    $   (94,000)     $40,482,000
                                                    -----------  ----------  ----------------   -----------
                                                    -----------  ----------  ----------------   -----------

                               INDEX TO EXHIBITS

  EXHIBIT                                                                PAGE NO.
- - -----------                                                              ---------
       3.4 Certificate  of Amendment of Articles of Incorporation filed with the California Secretary of State on February 14, 1994.
        24 Consent of Independent Public Accountants...................     28
        28 Undertakings................................................     29