Form 10-Q
period 1994-08-31
MARSHALL INDUSTRIES
filed 1994-09-19
CIK 62765

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

                 X    QUARTERLY REPORT UNDER SECTION 13 or 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended August 31, 1994

     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to ___________
                         Commission file number 1-5441


                               MARSHALL INDUSTRIES
- - ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               California                         95-2048764
- - ------------------------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)


     9320 Telstar Avenue, El Monte, California    91731-2895
- - ------------------------------------------------------------------------------
     (Address of principal executive offices)     (Zip Code)


Registrant's telephone number,including area code

                                           (818) 307-6000
                                        --------------------------------------

Common Stock outstanding by class as of August 31, 1994:

Common Stock 17,232,864 shares
- - ------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes   X   No
    ----     ----                                   Total Number of Pages: 11

                               MARSHALL INDUSTRIES
                            CONDENSED BALANCE SHEETS
                                 (000's Omitted)
                                     ASSETS



                                        August 31,     May 31,
                                           1994         1994
                                        ---------      --------

Current Assets:
  Cash                                  $  2,353       $  3,694
  Receivables - net                      119,035        120,489
  Inventories                            180,637        180,753
  Deferred income tax benefits             8,325          8,325
  Prepaid Expenses                           731            510
                                        ---------      --------

Total Current Assets                     311,081        313,771
                                        ---------      --------

Property, Plant and Equipment, net
  of accumulated depreciation and
  amortization of $41,745 at
  August 31, 1994 and $40,482
  at May 31, 1994                         42,511         43,060

Other Assets                               6,662          6,828
                                        ---------      --------

Total Assets                            $360,254       $363,659
                                        ---------      --------
                                        ---------      --------


                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Current portion of long-term debt     $  1,358       $  1,358
  Accounts payable and accrued expenses   74,854         80,530
  Income taxes payable                     5,798          2,864
                                        ---------      --------
Total Current Liabilities                 82,010         84,752
                                        ---------      --------

Long-Term Debt, net of current portion:
  Bank lines of credit                    21,000         30,000
  Mortgages and other debt                 4,315          4,742
                                        ---------      --------
Total Long-Term Debt                      25,315         34,742

Deferred Income Tax Liabilities            5,449          5,449

Shareholders' Investment                 247,480        238,716
                                        ---------      --------


Total Liabilities and
Shareholders' Investment                $360,254       $363,659
                                        ---------      --------
                                        ---------      --------



The accompanying notes are an integral part of these condensed balance sheets.

                               MARSHALL INDUSTRIES

                           CONDENSED INCOME STATEMENTS

                      (000's omitted except per share data)


                                                            THREE MONTHS ENDED
                                                                 AUGUST 31,
                                                            ------------------

                                                         1994                1993
                                                         ----                ----

Net sales                                              $223,101            $199,807

  Cost of sales                                         178,989             156,907
                                                       --------            --------
Gross profit                                             44,112              42,900

  Selling, general
    and administrative expenses (Note 3)                 28,587              29,437
                                                       --------            --------

Income from operations                                   15,525              13,463

  Interest expense                                          539                 611
                                                       --------            --------

Income before income taxes                               14,986              12,852

  Provision for income taxes (Note 4)                     6,250               5,365
                                                       --------            --------

Net income                                             $  8,736            $  7,487
                                                       --------            --------
                                                       --------            --------

Net income per share                                   $    .50            $    .43
                                                       --------            --------
                                                       --------            --------

Average number of shares outstanding                     17,414              17,336
                                                       --------            --------
                                                       --------            --------


The accompanying notes are an integral part of these condensed income statements

                               MARSHALL INDUSTRIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (000's omitted)



                                             THREE MONTHS ENDED
                                                 AUGUST 31,
                                             ------------------

                                               1994       1993
                                               ----       ----

Cash flows from operating activities:
  Net income                                 $ 8,736    $ 7,487
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization              1,808      2,053
Net decrease (increase) in
      current assets                           1,349    (11,418)
    Net (decrease) increase in
      current liabilities                     (2,742)     2,656
    Other operating activities                    14         28
                                             -------   --------
Net cash provided by operating
    activities                                 9,165        806
                                             -------   --------

Cash flows from investing activities:
  Capital expenditures                          (714)      (367)
  Deferred software costs                       (372)        -
                                             -------   --------

Net cash used in investing activities         (1,086)      (367)
                                             -------   --------
Cash flows from financing activities:
  Net paydown under bank
    lines of credit                           (9,000)        -
  Repayments of other long-term debt            (427)      (797)
  Other financing activities                       7         52
                                             -------   --------
Net cash used in financing activities         (9,420)      (745)
                                             -------   --------

Net decrease in cash                          (1,341)      (306)
   Cash at the beginning of the period         3,694      1,583
                                             -------   --------
Cash at the end of the period                $ 2,353    $ 1,277
                                             -------   --------
                                             -------   --------
Cash payments during the quarter
  for the following:

Interest                                     $   519    $   696
                                             -------   --------
                                             -------   --------

Income taxes                                 $ 3,338    $ 3,016
                                             -------   --------
                                             -------   --------


The accompanying notes are an integral part of these condensed statements.

                               MARSHALL INDUSTRIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1:  GENERAL

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's annual report on Form 10-K for the year ended May 31, 1994.

In the opinion of the Company, the unaudited condensed financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position as of August 31, 1994 and the results of its operations and cash flows for the three month periods ended August 31, 1994 and 1993.

All share and per share data included in these condensed financial statements have been restated to reflect the two-for-one stock split paid on February 28, 1994.

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

NOTE 4:  INCOME TAXES

In August, 1993 the Omnibus Budget Reconciliation Act of 1993 was enacted. As a result of the Act, a retroactive Federal tax adjustment of $163,000, or $.01 per share, was charged to income tax expense in the first quarter of fiscal 1994 for the period of January to May 1993. The tax rate increase did not have a material impact on the Company's deferred tax assets and liabilities.

NOTE 5:  INVESTMENT IN SONEPAR ELECTRONIQUE INTERNATIONAL

As described in Note 6 to the Financial Statements in the Company's Annual Report on Form 10K for the year ended May 31, 1994, the Company entered into an agreement to invest $151 million French Francs (approximately $28 million in U.S. dollars) in Sonepar

Electronique International ("S.E.I."), the third largest electronic component distributor in Europe. To finance the investment, the Company entered into an agreement with a major United States bank for an unsecured term loan in the amount of $25 million, with principal repayment due on September 30, 1997. The definitive Agreements with S.E.I. and the bank were signed in August, 1994 and the investment and loan transactions will be completed in September, 1994.

                               MARSHALL INDUSTRIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         CONDENSED STATEMENTS OF INCOME


                                        Three Months Ended
                                             August 31,
                                        ------------------

                                         1994           1993
                                         ----           ----

Net sales                               100.0%         100.0%

Cost of sales                            80.2           78.5
                                        -----          -----

Gross profit                             19.8           21.5

Selling, general and
  administrative expenses                12.8           14.7
                                        -----          -----

Income from operations                    7.0            6.8

Interest expense - net                     .3             .4
                                        -----          -----

Income before provision
  for income taxes                        6.7            6.4

Provision for income taxes                2.8            2.7
                                        -----          -----

Net income                                3.9%           3.7%
                                        -----          -----
                                        -----          -----


THREE MONTH PERIODS ENDED AUGUST 31, 1994 AND 1993

The increase in net sales for the three months ended August 31, 1994, the first quarter of fiscal 1995, as compared to fiscal 1994, was primarily due to an increase in the sales volume of semiconductor products. The sales of such products increased by $23,914,000 for the first quarter of fiscal 1995 as compared to the same period of a year ago. The increase in the sales of semiconductor products was mainly the result of continued strong market demand for these products and the increased sales of products from suppliers added during recent years. The sales volume of the Company's other major products decreased modestly or remained relatively unchanged between periods.

The decrease in net margins for the first quarter of fiscal 1995, as compared to fiscal 1994, was due to a decline in the margins on most of the Company's major products. This decline in margins resulted from market pressures on the pricing of many of the Company's products, and an increase in the sales volume of lower margin products, such as DRAMS.

Selling, general and administrative expenses ("SG & A") decreased for the first quarter of fiscal 1995 as compared to fiscal 1994. The SG & A expenses for the first quarter of fiscal 1994 included a charge of $890,000 related to the costs of eliminating approximately 120 positions. These positions were eliminated as of August 31, 1993 as a result of a reorganization of the Company's field and Corporate Support functions. This reorganization reduced the Company's SG & A expenses by approximately $1,000,000 per quarter beginning in the second quarter of 1994. This reduction in SG & A expenses for the first quarter of fiscal 1995 was offset by higher operating costs incurred to support the increase in sales volume.

The decrease in interest expense for the first quarter of fiscal 1995, as compared to fiscal 1994, was due to lower borrowing levels, offset by higher interest rates in fiscal 1995.

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   MARSHALL INDUSTRIES






September 19, 1994                        /s/ HENRY W. CHIN
                                   --------------------------------
                                   Henry W. Chin
                                   Vice President, Finance and
                                   Chief Financial Officer