Form 10-Q
period 1994-11-30
MARSHALL INDUSTRIES
filed 1995-01-09
CIK 62765

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

/X/                QUARTERLY REPORT UNDER SECTION 13 or 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended November 30, 1994

     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to ___________.

Commission file number 1-5441.

                               MARSHALL INDUSTRIES
- --------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

          California                              95-2048764
- --------------------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)

9320 Telstar Avenue, El Monte, California         91731-2895
- --------------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (818) 307-6000

Common Stock outstanding by class as of November 30, 1994:

Common Stock 17,268,864 shares
- --------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes    X     No
     -----      -----
                                                       Total Number of Pages: 10

                               MARSHALL INDUSTRIES
                            CONDENSED BALANCE SHEETS
                                 (000's Omitted)



                                     ASSETS

                                                  November 30,
                                                      1994           May 31,
                                                  (Unaudited)         1994
                                                 -------------      --------
Current Assets:
  Cash                                             $  1,801         $  3,694
  Receivables - net                                 126,960          120,489
  Inventories                                       193,049          180,753
  Deferred income tax benefits                        8,325            8,325
  Prepaid expenses                                      683              510
                                                   --------         --------

Total Current Assets                                330,818          313,771
                                                   --------         --------

Property, Plant and Equipment, net
  of accumulated depreciation and
  amortization of $43,046 at
  November 30, 1994 and $40,482
  at May 31, 1994                                    41,672           43,060

Note Receivable (Note 5)                             28,235               --

Other Assets - Net                                    6,339            6,828
                                                   --------         --------

Total Assets                                       $407,064         $363,659
                                                   --------         --------
                                                   --------         --------

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Current portion of long-term debt                $  1,710         $  1,358
  Accounts payable and accrued expenses              90,028           80,530
  Income taxes payable                                  175            2,864
                                                   --------         --------
Total Current Liabilities                            91,913           84,752
                                                   --------         --------
Long-Term Debt:
  Bank lines of credit                               24,000           30,000
  Term Loan (Note 5)                                 25,000               --
  Mortgages and other debt                            3,535            4,742
                                                   --------         --------
Total Long-Term Debt                                 52,535           34,742
                                                   --------         --------

Deferred Income Tax Liabilities                       5,449            5,449

Shareholders' Investment                            257,167          238,716
                                                   --------         --------
Total Liabilities and
Shareholders' Investment                           $407,064         $363,659
                                                   --------         --------
                                                   --------         --------


The accompanying notes are an integral part of these condensed balance sheets.

                               MARSHALL INDUSTRIES
                           CONDENSED INCOME STATEMENTS
                                   (Unaudited)
                       (000's omitted except per share data)


                                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                                     NOVEMBER 30,           NOVEMBER 30,
                                                --------------------      ----------------
                                                  1994        1993        1994       1993
                                                  ----        ----        ----       ----
Net sales                                       $243,827    $200,594    $466,928   $400,401

  Cost of sales                                  197,562     157,854     376,551    314,761
                                                --------    --------    --------   --------

Gross profit                                      46,265      42,740      90,377     85,640

  Selling, general and
  administrative expenses (Note 3)                29,648      27,782      58,235     57,219
                                                --------    --------    --------   --------

Income from operations                            16,617      14,958      32,142     28,421

  Interest expense - Net                             428         490         967      1,101
                                                --------    --------    --------   --------

Income before income taxes                        16,189      14,468      31,175     27,320

  Provision for income taxes (Note 4)              6,800       5,825      13,050     11,190
                                                --------    --------    --------   --------

Net income                                      $  9,389    $  8,643    $ 18,125   $ 16,130
                                                --------    --------    --------   --------
                                                --------    --------    --------   --------

Net income per share                            $    .54    $    .50    $   1.04   $    .93
                                                --------    --------    --------   --------
                                                --------    --------    --------   --------

Average number of shares outstanding              17,449      17,356      17,432     17,300
                                                --------    --------    --------   --------
                                                --------    --------    --------   --------

      The accompanying notes are an integral part of these condensed income statements.

                               MARSHALL INDUSTRIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (000's omitted)


                                                            SIX MONTHS ENDED
                                                              NOVEMBER 30,
                                                         ---------------------
                                                          1994           1993
                                                          ----           ----
Cash flows from operating activities:
     Net income                                         $18,125        $16,130
     Adjustments to reconcile net income
     to net cash provided by operating
     activities:
          Depreciation and amortization                   3,654          4,110
          Net increase in current assets
          and liabilities                               (12,131)        (3,999)
     Other operating activities                             (26)            36
                                                        -------        -------
Net cash provided by operating activities:                9,622         16,277
                                                        -------        -------

Cash flows from investing activities:
  Capital expenditures                                   (1,176)          (583)
  Note Receivable                                       (28,235)            --
  Deferred software costs                                  (529)            --
                                                        -------        -------
  Net cash used for investing activities                (29,940)          (583)
                                                        -------        -------

Cash flows from financing activities:
     Net repayments under
          bank lines of credit                           (6,000)       (16,000)
     Term loan borrowings                                25,000             --
     Net repayments of other long-term debt                (855)        (1,254)
     Proceeds from exercise of options                      280          1,310
                                                        -------        -------

Net cash (used for) provided by
    financing activities                                 18,425        (15,944)
                                                        -------        -------

Net decrease in cash                                     (1,893)          (250)
Cash at the beginning of the period                       3,694          1,583
                                                        -------        -------
Cash at the end of the period                           $ 1,801        $ 1,333
                                                        -------        -------
                                                        -------        -------

Supplemental disclosure of
     cash flow information:
          Interest paid during the year                 $   928        $ 1,225
                                                        -------        -------
                                                        -------        -------

          Income taxes paid during the year             $15,739        $11,186
                                                        -------        -------
                                                        -------        -------


    The accompanying notes are an integral part of these condensed cash flow statements.

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

In the opinion of the Company, the unaudited condensed financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position as of November 30, 1994 and the results of its operations for the three month and six month periods and its cash flows for the six month periods ended November 30, 1994 and 1993. All share and per share data included in these condensed financial statements have been restated to reflect a two-for-one stock split paid on February 28, 1994.

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

NOTE 4:  INCOME TAXES

In August, 1993 the Omnibus Budget Reconciliation Act of 1993 was enacted. As a result of the Act, a retroactive Federal tax adjustment of $163,000, or $.01 per share, was charged to the provision for income taxes in the first quarter of fiscal 1994 for the period of January to May 1993. The tax rate increase did not have a material impact on the Company's deferred tax assets and liabilities.

NOTE 5:  INVESTMENT IN SONEPAR ELECTRONIQUE INTERNATIONAL

As described in Note 6 to the Financial Statements in the Company's Annual Report on Form 10K for the year ended May 31, 1994, the Company entered into an agreement to invest $151 million French Francs (approximately $28 million U.S. dollars) in Sonepar Electronique International ("S.E.I."), the third largest electronic component distributor in Europe. This investment is in the form of an interest bearing, convertible note guaranteed by a major French bank as to default. To finance the investment, the Company entered into an agreement with a major U.S. bank for an unsecured term loan of $25 million, with principal repayment due on September 30, 1997. The Company's bank lines were the source for the remaining funds used for this investment. The definitive agreements with S.E.I. and the U.S. bank were signed in August, 1994 and the investment and loan transactions were completed in September, 1994.

                               MARSHALL INDUSTRIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                OPERATING RESULTS


                                    Three Months Ended       Six Months Ended
                                       November 30,            November 30,
                                    ------------------      ------------------
                                     1994        1993        1994        1993
                                    ------      ------      ------      ------
Net sales                           100.0%      100.0%      100.0%      100.0%

Cost of sales                        81.0        78.7        80.6        78.6
                                    ------      ------      ------      ------

Gross profit                         19.0        21.3        19.4        21.4

Selling, general and
  administrative expenses            12.2        13.8        12.5        14.3
                                    ------      ------      ------      ------

Income from operations                6.8         7.5         6.9         7.1

Interest expense - net                 .2          .3          .2          .3
                                    ------      ------      ------      ------

Income before provision
  for income taxes                    6.6         7.2         6.7         6.8

Provision for
  income taxes                        2.8         2.9         2.8         2.8
                                    ------      ------      ------      ------

Net income                            3.8%        4.3%        3.9%        4.0%
                                    ------      ------      ------      ------
                                    ------      ------      ------      ------


THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 1994 AND 1993

The increase in net sales for the second quarter and the first six months of fiscal 1995, as compared to fiscal 1994, was primarily due to an increase in the sales volume of semiconductor products. Sales of semiconductor products increased by $33,860,000 and $57,775,000 for the three and six month periods ended November 30, 1994, respectively, as compared to the same periods of fiscal 1994. The increase in sales of semiconductor products was mainly the result of continued strong market demand for such products and increased sales of products from suppliers added in recent years. The sales volume of the Company's other major products in fiscal 1995 increased modestly from fiscal 1994.

The decrease in net margins as a percent of sales for the second quarter and six months to date of fiscal 1995, as compared to fiscal 1994, was due to a decline in the margins on many of the Company's major product categories. This decline in margins resulted from market pressures on the pricing of a number of the Company's products, and an increase in the sales volume of lower margin products, such as DRAMS. The Company believes that these conditions affecting margins may continue in the near term.

Selling, general, and administrative expenses ("SG&A"), increased in dollars for the second quarter and the first six months of fiscal 1995, as compared to fiscal 1994, largely due to higher salary expenses from an increase in the Company's sales force, offset by a reduction in warehousing and office support personnel, and merit and performance salary adjustments. The balance of the increase in SG&A expenses in fiscal 1995, as compared to fiscal 1994, was due to the increase in various operating expenses required to support the higher sales volume. SG&A expenses for the first six months of fiscal 1994 included a charge of $890,000 related to the costs of eliminating approximately 120 positions. These positions were eliminated as of August 31, 1993, as a result of a reorganization of the Company's field and Corporate Support functions.

The decrease in interest expense for the second quarter and first six months of fiscal 1995, as compared to fiscal 1994, was due to lower borrowing levels offset by higher interest rates in fiscal 1995.

                                     PART II


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Marshall Industries was held on October 24, 1994.

The following matters were acted upon at the meeting:

1.  ELECTION OF DIRECTORS.

All of the incumbent Directors of the Company were re-elected to serve as Directors until the next Annual Meeting of Shareholders and until their successors are elected and have qualified. Additionally, pursuant to its agreement to invest in Sonepar Electronique International ("S.E.I."), two representatives of S.E.I. were elected to the Board of Directors increasing the size of the Board from eight to ten members. The vote was as follows:

                                               Votes        Abstentions/
Directors                     Votes For       Against     Broker Non-Votes
- ---------                     ---------       -------     ----------------
Gordon S. Marshall            15,377,431         0           1,855,433
Richard D. Bentley            15,382,087         0           1,850,777
William Bone                  15,379,231         0           1,853,633
Richard C. Colyear            15,379,231         0           1,853,633
Lathrop Hoffman               15,382,343         0           1,850,521
Raymond G. Rinehart           15,384,287         0           1,848,577
Robert Rodin                  15,382,987         0           1,849,877
Howard C. White               15,383,826         0           1,849,038
Jose Menendez                 15,382,887         0           1,849,977
Jean Fribourg                 15,383,370         0           1,849,494

2.  RATIFICATION OF APPOINTMENT OF AUDITORS.

The appointment of Arthur Andersen LLP as auditors for the fiscal year ending May 31, 1995 was ratified by the following vote:

For:  15,443,812   Against:  3,932
Abstentions/Broker Non-Votes:  1,785,120

3.   AMENDMENT TO THE ARTICLES OF INCORPORATION OF THE COMPANY.

The Amendment to the Articles of Incorporation to provide that the number of directors shall be no less than seven (7) and no more than thirteen (13) was approved by the following vote:

For:  15,228,825   Against:  25,188
Abstentions/Broker Non-Votes:  1,978,851


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        MARSHALL INDUSTRIES






January 5, 1995                         /s/ HENRY W. CHIN
                                        ______________________________
                                        Henry W. Chin
                                        Vice President, Finance and
                                        Chief Financial Officer