Form 10-Q
MARSHALL INDUSTRIES
filed 1995-03-31
CIK 62765

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

                 /X/ QUARTERLY REPORT UNDER SECTION 13 or 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended February 28, 1995

     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to ___________.

Commission file number 1-5441.

                            MARSHALL INDUSTRIES
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

          California                            95-2048764
--------------------------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)                    Identification No.)

9320 Telstar Avenue, El Monte, California             91731-2895
--------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (818) 307-6000

Common Stock outstanding by class as of February 28, 1995:

COMMON STOCK  17,268,864 SHARES
--------------------------------------------------------------------------------

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


                                     ASSETS

                                      February 28,
                                          1995          May 31,
                                       (Unaudited)       1994
                                      ------------    ---------
Current Assets:
  Cash                                  $  2,349       $  3,694
  Receivables - net                      133,662        120,489
  Inventories                            194,402        180,753
  Deferred income tax benefits             8,325          8,325
  Prepaid expenses                           628            510
                                       ---------      ---------

Total Current Assets                     339,366        313,771
                                       ---------      ---------

Property, Plant and Equipment, net
  of accumulated depreciation and
  amortization of $44,331 at
  February 28, 1995 and $40,482
  at May 31, 1994                         40,591         43,060

Note Receivable (Note 5)                  28,640             --

Other Assets - Net                         5,893          6,828
                                       ---------      ---------

Total Assets                            $414,490       $363,659
                                       ---------      ---------
                                       ---------      ---------


                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Current portion of long-term debt    $  1,710       $  1,358
  Accounts payable and accrued expenses  88,674         80,530
  Income taxes payable                    4,914          2,864
                                       --------      ---------
Total Current Liabilities                95,298         84,752
                                       --------      ---------

Long-Term Debt:
  Bank lines of credit                   18,000         30,000
  Term Loan (Note 5)                     25,000             --
  Mortgages and other debt                3,460          4,742
                                       --------      ---------
Total Long-Term Debt                     46,460         34,742
                                       --------      ---------

Deferred Income Tax Liabilities           5,449          5,449

Shareholders' Investment                267,283        238,716
                                       --------      ---------
Total Liabilities and
Shareholders' Investment               $414,490       $363,659
                                       --------      ---------
                                       --------      ---------


The accompanying notes are an integral part of these condensed balance sheets.

                               MARSHALL INDUSTRIES
                           CONDENSED INCOME STATEMENTS
                                   (Unaudited)
                      (000's omitted except per share data)


                                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                                     FEBRUARY 28,           FEBRUARY 28,
                                                ---------------------  ---------------------

                                                  1995       1994         1995       1994
                                                  ----       ----         ----       ----
Net sales                                       $261,623    197,628      728,551    598,029

  Cost of sales                                  214,604    156,861      591,155    471,622
                                                --------   --------     --------   --------
Gross profit                                      47,019     40,767      137,396    126,407

  Selling, general and
  administrative expenses (Note 3)                29,083     27,090       87,318     84,309
                                                --------   --------     --------   --------

Income from operations                            17,936     13,677       50,078     42,098

  Interest expense - net                             594        353        1,561      1,454
                                                --------   --------     --------   --------

Income before income taxes                        17,342     13,324       48,517     40,644

  Provision for income taxes (Note 4)              7,250      5,505       20,300     16,695
                                                --------   --------     --------   --------

Net income                                      $ 10,092   $  7,819     $ 28,217   $ 23,949
                                                --------   --------     --------   --------
                                                --------   --------     --------   --------

Net income per share                            $    .58   $    .45     $   1.62   $   1.38
                                                --------   --------     --------   --------
                                                --------   --------     --------   --------

Average number of shares outstanding              17,441     17,429       17,435     17,333
                                                --------   --------     --------   --------
                                                --------   --------     --------   --------


  The accompanying notes are an integral part of these condensed income statements.

                               MARSHALL INDUSTRIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (000's omitted)


                                              NINE MONTHS ENDED
                                                 FEBRUARY 28,
                                            ---------------------

                                             1995          1994
                                             ----          ----
Cash flows from operating activities:
   Net income                               $28,217       $23,949
   Adjustments to reconcile net income
   to net cash provided by operating
   activities:
      Depreciation and amortization           5,531         6,133
      Net increase in current assets
      and liabilities                       (16,746)       (8,886)
   Accrued interest on note receivable         (686)           --
   Other operating activities                    18            70
                                            -------       -------

Net cash provided by operating activities:   16,334        21,266
                                            -------       -------

Cash flows from investing activities:
  Capital expenditures                       (1,380)       (1,119)
  Note Receivable                           (27,954)           --
  Deferred software costs                      (696)           --
                                            -------       -------
  Net cash used for investing activities    (30,030)       (1,119)
                                            -------       -------

Cash flows from financing activities:
   Net repayments under
      bank lines of credit                  (12,000)      (19,000)
   Term loan borrowings                      25,000            --
   Net repayments of other long-term debt      (930)       (1,361)
   Proceeds from exercise of options            281         1,403
                                            -------       -------

Net cash (used for) provided by
    financing activities                     12,351       (18,958)
                                            -------       -------

Net increase (decrease) in cash              (1,345)        1,189
Cash at the beginning of the period           3,694         1,583
                                            -------       -------
Cash at the end of the period               $ 2,349       $ 2,772
                                            -------       -------
                                            -------       -------

Supplemental disclosure of
   cash flow information:
      Interest paid during the period       $ 1,479       $ 1,552
                                            -------       -------
                                            -------       -------

      Income taxes paid during the period   $17,224       $16,529
                                            -------       -------
                                            -------       -------



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

In the opinion of the Company, the unaudited condensed financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position as of February 28, 1995 and the results of its operations for the three month and nine month periods and its cash flows for the nine month periods ended February 28, 1995 and 1994. All share and per share data included in these condensed financial statements have been restated to reflect a two-for-one stock split paid on February 28, 1994.

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

                               MARSHALL INDUSTRIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                OPERATING RESULTS


                          Three Months Ended     Nine Months Ended
                              February 28,          February 28,
                          ------------------     -----------------

                             1995      1994        1995      1994
                            ------    ------      ------    ------
Net sales                   100.0%    100.0%      100.0%    100.0%

Cost of sales                82.0      79.4        81.1      78.9
                            ------    ------      ------    ------

Gross profit                 18.0      20.6        18.9      21.1

Selling, general and
  administrative expenses    11.1      13.7        12.0      14.1
                            ------    ------      ------    ------

Income from operations        6.9       6.9         6.9       7.0

Interest expense - net         .2        .2          .2        .2
                            ------    ------      ------    ------

Income before provision
  for income taxes            6.7       6.7         6.7       6.8

Provision for
  income taxes                2.8       2.8         2.8       2.8
                            ------    ------      ------    ------

Net income                    3.9%      3.9%        3.9%      4.0%
                            ------    ------      ------    ------
                            ------    ------      ------    ------


THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 1995 AND 1994

The increase in net sales for the third quarter and the first nine months of fiscal 1995, as compared to fiscal 1994, was primarily due to an increase in the sales volume of semiconductor products. Sales of semiconductor products increased by $51,191,000 and $108,967,000 for the three and nine month periods ended February 28, 1994, respectively, as compared to the same periods of fiscal 1994. The increase in sales of semiconductor products was mainly the result of continued strong market demand for such products and increased sales of products from suppliers added in recent years. The sales volume of the Company's other major products in fiscal 1995 increased modestly from fiscal 1994.

Due to the cyclical nature of the electronics industry, the Company has experienced industry-wide product shortages and excess supplies from time to time. While the overall demand for its products remains very strong and there are generally adequate supplies of most products, there has been a tightening of product availability of some products, such as certain DRAMS and SRAMS, during the last several months. In addition, one of the Company's major suppliers, IBM, has recently reduced the availability of memory products to its distributors. The margins on the IBM memory products, however, are significantly lower than margins on the Company's other products.

The decrease in net margins as a percent of sales for the third quarter and nine months to date of fiscal 1995, as compared to fiscal 1994, was due to a decline in the margins on many of the Company's major products. This decline in margins resulted from market pressures on the pricing of a number of the Company's products, and an increase in the sales volume of lower margin products, such as DRAMS. The Company believes that these conditions affecting margins may continue in the near term.

Selling, general, and administrative expenses ("SG&A"), increased in dollars for the third quarter and the first nine months of fiscal 1995, as compared to fiscal 1994, largely due to higher compensation expenses from salary adjustments, offset by a reduction in warehousing and office support personnel. The balance of the increase in SG&A expenses in fiscal 1995, as compared to fiscal 1994, was due to the increase in various operating expenses, including provision for bad debts required to support the higher sales volume. SG&A expenses for the first nine months of fiscal 1994 included a charge of $890,000 related to the costs of eliminating approximately 120 positions. These positions were eliminated as of August 31, 1993, as a result of a reorganization of the Company's field and Corporate Support functions.

The increase in interest expense for the third quarter and first nine months of fiscal 1995, as compared to fiscal 1994, was due primarily to higher interest rates in fiscal 1995.

The Company's sources of liquidity at February 28, 1995 consisted principally of working capital of $244,068,000 and unsecured bank lines of credit of $70,000,000 of which $18,000,000 was used. The Company believes that its working capital, borrowing capabilities and additional funds generated from operations should be sufficient to finance its anticipated operations requirements.

                                     PART II


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders during the quarter for which this report is filed.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MARSHALL INDUSTRIES






March 31, 1995                /s/ HENRY W. CHIN
                              ----------------------------
                              Henry W. Chin
                              Vice President, Finance and
                                Chief Financial Officer