Form 10-K405
period 1995-05-31
MARSHALL INDUSTRIES
filed 1995-08-29
CIK 62765

- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    FOR THE FISCAL YEAR ENDED MAY 31, 1995
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ................... TO ...................
                         COMMISSION FILE NUMBER 1-5441
- --------------------------------------------------------------------------------

                              MARSHALL INDUSTRIES
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
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

                                                    NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                       ON WHICH REGISTERED
- ------------------------------------------------------------------------------------
         COMMON STOCK, PAR VALUE                   NEW YORK STOCK EXCHANGE
             $1.00 PER SHARE

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

    STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT.

    $527,896,384 (COMPUTED ON THE BASIS OF $32.00 PER SHARE, WHICH WAS THE LAST SALE PRICE ON THE NEW YORK STOCK EXCHANGE ON JULY 31, 1995).

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                 NUMBER OF OUTSTANDING SHARES
              CLASS OF STOCK                         AS OF JULY 31, 1995
- ------------------------------------------------------------------------------------
 COMMON STOCK, PAR VALUE $1.00 PER SHARE                  17,278,864

                      DOCUMENTS INCORPORATED BY REFERENCE

   PROXY STATEMENT FOR ANNUAL MEETING OF SHAREHOLDERS TO BE HELD OCTOBER 24,
                                 1995  PART III

Marshall Industries
FORM 10-K
Year Ended May 31, 1995
PART I

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

    The Company is the fourth largest domestic distributor in sales volume of industrial electronic components and production supplies. Through its network of 37 sales and distribution facilities and 3 corporate support and distribution centers in the United States and Canada, the Company supplies and services a broad range of products, including semiconductors, passive components, connectors and interconnect products, and computer systems and peripheral products, as well as production supplies. The distribution of electronic components accounted for approximately 94% of total Company sales in fiscal 1994 and 1995. The distribution of industrial production supplies accounted for the balance, or 6%, of total Company sales in each of such periods. The Company believes it is the largest domestic distributor in sales volume of industrial production supplies to customers in the electronics industry.

ELECTRONIC COMPONENTS DISTRIBUTION

    The distribution of semiconductor products accounted for approximately 70% and 73%, respectively, of total Company sales in fiscal 1994 and 1995. Passive components, connectors and interconnect products accounted for approximately 13% and 11%, respectively, of total Company sales for those periods. Sales of computer systems and peripheral products accounted for approximately 11% and 10%, respectively, of total Company sales in fiscal 1994 and 1995.

    Texas Instruments ("TI") is the Company's largest supplier of semiconductor products. TI's semiconductor products accounted for approximately 15% and 14% of total Company sales in fiscal 1994 and 1995, respectively. The Company carries the full range of semiconductor products manufactured by TI and distributes the products of a number of other leading American manufacturers. The Company is also the major distributor in sales volume of Japanese semiconductor products in the United States. Sales of these products accounted for approximately 19% and 22% of total Company sales in fiscal 1994 and 1995, respectively. Additionally, the Company distributes components manufactured by European suppliers, such as Siemens Components, Inc. ("Siemens"), Philips Semiconductors, a North American Philips Company ("Philips"), formerly "Signetics," and SGS-Thomson Microelectronics Inc. ("SGS-Thomson").

    The Company purchases electronic components from over 50 major suppliers in the following general categories:

    SEMICONDUCTOR PRODUCTS: Semiconductor products include memory, logic and programmable logic devices, microprocessors and microperipheral components. The Company's principal suppliers are Atmel Corporation, Cypress Semiconductor Corporation, Fujitsu, Hitachi, IBM Technology Products, a unit of IBM, Lattice Semiconductor Corporation, Linear Technology, Philips, NEC Electronics, Inc., Siemens, SGS-Thomson, Sony Electronics, Inc., Sharp Electronics Corporation, TI, Toshiba America, Inc., and Xilinx, Inc.

    PASSIVE COMPONENTS: The Company distributes passive components, including multilayer ceramic, tantalum and foil capacitors as well as resistor networks. These products are manufactured by such leading suppliers as AVX Corporation, a subsidiary of Kyocera Corporation, and Bourns, Inc.

    CONNECTORS AND INTERCONNECT PRODUCTS: Connectors and interconnect products include surface mount sockets and fiber optic systems, along with printed circuit board level connectors. The Company's principal suppliers of connectors and interconnect products are AMP Incorporated and T&B/Ansley Corporation, which rank among the leading suppliers of these products.

    COMPUTER SYSTEMS AND PERIPHERALS: The Company's product offerings include printers, keyboards, optical, hard and floppy disk drives, monitors, motherboards for personal computers, power supplies, and other systems components. Computer Products Inc., Fujitsu, IBM Personal Computer Company, NEC Electronics, Inc., Sharp Electronics Corporation, Sony Components Products, and Toshiba America Information Systems, Inc. are the major suppliers of these products to the Company.

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

PRODUCTION SUPPLIES DISTRIBUTION

    The Company believes that it is the largest domestic distributor in sales volume of industrial production supplies to customers in the electronics industry. Such supplies include hand tools, static control products, test equipment, soldering supplies, soldering equipment and work stations. Leading suppliers include CooperTools, a division of Cooper Industries, Kester Solder, a division of Litton Industries, Fluke Corporation, Tektronix, Inc., Loctite Corporation and 3M.

MARKETS

    The Company currently has a national distribution network in the United States and Canada consisting of 37 sales and distribution centers and 3 corporate support and distribution centers. The Company believes that it has sales facilities in all of the major electronic products markets in the United States, including the Los Angeles/Orange County, San Francisco/Silicon Valley, Boston, Chicago, Denver, Philadelphia, Portland, Seattle, Connecticut, Florida, New Jersey, Georgia, Maryland, Minnesota, Ohio and Texas areas. In Canada, the Company has sales facilities in Toronto, Montreal and Vancouver. As a result of the Company's marketing strategy and expansion programs, the Company is currently distributing products manufactured by over 50 major electronic component suppliers to approximately 30,000 customers.

    As described in Note 6 to the financial statements, the Company has made an investment in Sonepar Electronique International, the third largest electronic component distributor in Europe.

    At   May  31,   1995,  the   Company  had   approximately  1,370  employees,
substantially all of whom were employed full-time.

CUSTOMERS AND MARKETING

    Distributors offer electronics customers the convenience of immediate price and delivery information, backlog status, diverse off-the-shelf inventories in small and large quantities, rapid deliveries and the financing of their purchases. The Company's electronics distribution business services approximately 30,000 customers, the majority of which are small and medium size companies in the following industries: computers, communications, capital and office equipment, industrial control and medical equipment and systems integration. In recent years, contract manufacturers have also become major customers for electronic component distributors, including the Company, as many original equipment manufacturers ("OEM's") have outsourced their purchasing and manufacturing functions to them. No single customer accounted for more than 4% of the Company's sales during any of the last five fiscal years.

    The Company's products are sold by both field and inside sales people. Sales personnel work directly with customers providing price, delivery, backlog and technical information regarding the products which the Company distributes. Each sales and distribution center is electronically linked to the Company's central computer system, which provides fully integrated on-line, real-time data with respect to the Company's nationwide inventory levels. The Company's computer system facilitates the control of purchasing and payables, shipping and receiving, and billing and collections. A salesperson may order shipment of a product from any distribution center within a matter of minutes. The Company has made significant investments, particularly during the last several years, to increase the capabilities of its computerized information systems. In December, 1992, the Company implemented new software for its operating and financial systems. The Company invested approximately $9 million in the design, purchase, and implementation of these systems. In the opinion of the Company, these systems, which were written in a contemporary language and architecture, have the capabilities to support future changes and enhancements required to meet market needs and growth. These systems have also allowed the Company to increase its electronic data interchange ("EDI") capabilities with its suppliers and customers. Due to the high volume of transactions and the cost competitiveness of the electronics components distribution industry, the Company believes that the expansion and upgrading of its information systems will be an ongoing requirement. In July, 1994, the Company introduced an electronic telecommunications service that allows customers to design, engineer and purchase products via the "Internet". In late fiscal 1995, the outside sales staff at certain sales locations were equipped with laptop computers to increase and enhance their productivity and customer service capabilities. The Company plans to complete this field sales automation program in fiscal 1996.

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

RELATIONSHIP WITH SUPPLIERS

    The majority of the products sold by the Company are purchased pursuant to distributor agreements. These agreements are typically for terms of one year, renewable annually, non-exclusive, and authorize the Company to sell through its sales and distribution centers all or a portion of the products produced by that manufacturer. These agreements may be cancelled by either party on short notice and generally provide for a return of the manufacturer's inventory upon cancellation. The Company's ten largest suppliers accounted for approximately 54% and 60%, respectively, of total Company sales in fiscal 1994 and 1995. Except for TI, which accounted for 15% and 14% of total Company sales for fiscal 1994 and 1995, no other supplier accounted for more than 10%. Cancellation of an agreement with, or trade restrictions affecting purchases from, a major supplier could have a material adverse effect upon the Company's business. The Company believes that it has a satisfactory relationship with each of its suppliers. The Company considers its relationships with its Japanese suppliers to be sound. Nonetheless, because of uncertainties relating to U.S. trade issues, the possibility exists that continued access to Japanese products could be affected. In addition, the Company cannot determine the direction of U.S. trade issues or their ultimate effect on the competitive environment and the Company's results.

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

    To service its kitting and contract manufacturing customers, as described on page 3, the Company must buy a certain amount of products from third parties on a non-franchised basis. Since there are typically no return or price protection privileges on these purchases, there are significantly greater inventory risks associated with kitting and contract manufacturing orders than with the purchase and stocking of inventory pursuant to its franchise agreements.

NATURE OF BUSINESS AND COMPETITION

    Although the Company's business is not seasonal to any material extent, its business is affected by the cyclical nature of the electronics industry and overall trends in the general economy. In addition, the Company has experienced industry-wide product shortages and excess supplies from time to time. During the last several months, there has been a tightening of product availability and long lead times for some products, such as certain memory and surface mount devices.

    Supplying and servicing the electronics industry is a highly competitive business. The competition is from other large national distributors, numerous local and regional distributors, as well as some of the Company's suppliers. Providing service to customers is the major competitive factor of the industry. In addition to providing basic distribution services such as technical information, product availability and competitive pricing, prompt delivery and credit, the Company offers many sophisticated value added services. These additional services include component testing and assembly; just in time ("JIT") inventory management and delivery systems; kitting and contract assembly. In recent years, the Company has introduced a number of sophisticated automated inventory procurement and management services for its customers through its EDI and auto replenishment programs. The Company considers its emphasis on high-quality customer service, monitored by statistical process control ("SPC") methods, to be one of its strengths.

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

ITEM 2. PROPERTIES

    The Company presently has 37 sales and distribution facilities and 3 corporate support and distribution centers. The Company's executive offices and corporate support and distribution center are located in El Monte, California. This facility is Company owned, has 258,000 square feet of space and utilizes an automated inventory handling system. The Company owns an additional 65,500 square foot warehouse and office facility in El Monte.

    In addition to the El Monte facilities, a majority of the sales and distribution facilities located in Marshall's major markets are Company owned. The three largest facilities range from approximately 58,000 to approximately 65,000 square feet in size and are located in Milpitas, California; Irvine, California; and Boston, Massachusetts. The Company also owns facilities in Austin, Texas; Endicott, New York; San Diego, California; and Wallingford, Connecticut of approximately 8,000 to 15,000 square feet each.

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

    No matter was submitted to a vote of security holders during the quarter ended May 31, 1995.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

    The Company's Common Stock is listed on the New York Stock Exchange under the symbol MI. The following table shows, for the periods indicated, the published closing sale prices per share for the Company's Common Stock.

                                                     HIGH       LOW
                                                    -------   -------
FISCAL YEAR 1994
  First Quarter...................................  $23       $21
  Second Quarter..................................   25        22 1/4
  Third Quarter...................................   28        22 3/8
  Fourth Quarter..................................   29 3/8    23 7/8
FISCAL YEAR 1995
  First Quarter...................................  $25 3/8   $20 1/4
  Second Quarter..................................   26 1/2    23 3/8
  Third Quarter...................................   26 3/4    22 3/4
  Fourth Quarter..................................   28 1/2    25 1/4

    The above share prices have been adjusted to reflect the two for one stock split paid on February 28, 1994.

    The Company had approximately 6,000 shareholders at May 31, 1995. It has never paid a cash dividend. Earnings have been retained to provide for the growth and expansion of the Company's business.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected financial data with respect to the statements of income of the Company for the five fiscal years ended May 31, 1995, and the balance sheets of the Company at year end for each of those years. The selected financial data is derived from financial statements for such years and at such dates as audited by Arthur Andersen LLP, independent public accountants, including the statements of income for the three years ended May 31, 1995, and the balance sheets at May 31, 1994 and 1995 included elsewhere herein.

STATEMENTS OF INCOME
  (IN THOUSANDS EXCEPT FOR PER SHARE DATA)
                                                                    YEARS ENDED MAY 31,
                                                   ------------------------------------------------------
                                                     1991       1992       1993       1994        1995
                                                   ------------------------------------------------------
Net sales........................................  $ 582,717  $ 575,223  $ 652,899  $ 822,548  $1,009,315
Cost of sales....................................    449,739    441,709    502,955    652,121     820,571
                                                   ---------  ---------  ---------  ---------  ----------
  Gross profit...................................    132,978    133,514    149,944    170,427     188,744
Selling, general and administrative expenses.....     99,868     98,917    108,394    112,220     117,287
                                                   ---------  ---------  ---------  ---------  ----------
  Income from operations.........................     33,110     34,597     41,550     58,207      71,457
Interest expense and other -- net (1)............      4,391      2,689      2,016      1,931       1,916
                                                   ---------  ---------  ---------  ---------  ----------
  Income before provision for income taxes.......     28,719     31,908     39,534     56,276      69,541
Provision for income taxes.......................     11,450     12,615     15,640     23,105      29,130
                                                   ---------  ---------  ---------  ---------  ----------
Net income.......................................  $  17,269  $  19,293  $  23,894  $  33,171  $   40,411
                                                   ---------  ---------  ---------  ---------  ----------
                                                   ---------  ---------  ---------  ---------  ----------
Net income per share (2).........................  $    1.01  $    1.13  $    1.38  $    1.91  $     2.32
                                                   ---------  ---------  ---------  ---------  ----------
                                                   ---------  ---------  ---------  ---------  ----------
Cash dividends per share (3).....................         --         --         --         --          --
                                                   ---------  ---------  ---------  ---------  ----------
                                                   ---------  ---------  ---------  ---------  ----------
Weighted average number of shares outstanding....     17,040     17,114     17,278     17,357      17,439
BALANCE SHEETS -- SUMMARY
  (IN THOUSANDS)

                                                                          MAY 31,
                                                   ------------------------------------------------------
                                                     1991       1992       1993       1994        1995
                                                   ------------------------------------------------------
Working capital..................................  $ 150,726  $ 162,080  $ 206,970  $ 229,019  $  254,394
Total assets.....................................    254,132    273,429    330,844    363,659     423,307
Long-term debt, net of current portion...........     46,988     36,216     54,468     34,742      45,205
Shareholders' investment.........................    158,345    178,464    202,791    238,716     279,752

- ------------------------
(1) Amounts are net of a gain of $.4 million from the sale of a facility and a receipt of $.5 million from the sale of intangible assets in 1991 and interest income of $1.1 million in 1995.

(2) Net income per share is computed on the basis of the weighted average common and common equivalent shares outstanding during each year. All amounts have been restated to reflect the two for one stock split paid on February 28, 1994.

(3) The Company has never paid a cash dividend. Earnings have been retained to provide for the growth and expansion of the Company's business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth items in the statements of income as a percent of net sales for periods shown:

                                                                                                        YEARS ENDED MAY 31,
                                                                                                  -------------------------------
                                                                                                    1993       1994       1995
                                                                                                  -------------------------------
Net sales.......................................................................................      100.0%     100.0%     100.0%
Cost of sales...................................................................................       77.0       79.3       81.3
                                                                                                  ---------  ---------  ---------
  Gross profit..................................................................................       23.0       20.7       18.7
Selling, general and administrative expenses....................................................       16.6       13.7       11.6
                                                                                                  ---------  ---------  ---------
  Income from operations........................................................................        6.4        7.0        7.1
Interest expense and other--net.................................................................         .3         .2         .2
                                                                                                  ---------  ---------  ---------
  Income before provision for income taxes......................................................        6.1        6.8        6.9
Provision for income taxes......................................................................        2.4        2.8        2.9
                                                                                                  ---------  ---------  ---------
Net income......................................................................................        3.7%       4.0%       4.0%
                                                                                                  ---------  ---------  ---------
                                                                                                  ---------  ---------  ---------

    As an aid to understanding the results of operations, the following is a summary of the Company's unaudited quarterly results of operations for fiscal years 1993, 1994 and 1995 (in thousands except for per share data):

                                                                     FIRST       SECOND        THIRD       FOURTH
         1993                                                      QUARTER      QUARTER      QUARTER      QUARTER           YEAR
- -------------------------------------------------------------  -----------  -----------  -----------  -----------  -------------
Net sales....................................................  $   151,867  $   154,680  $   156,259  $   190,093  $     652,899
Gross profit.................................................       36,314       36,740       35,012       41,878        149,944
Net income...................................................        6,012        6,048        4,667        7,167         23,894
Net income per share.........................................          .35          .35          .27          .41           1.38

         1994
- -------------------------------------------------------------
Net sales....................................................  $   199,807  $   200,594  $   197,628  $   224,519  $     822,548
Gross profit.................................................       42,900       42,740       40,767       44,020        170,427
Net income...................................................        7,487        8,643        7,819        9,222         33,171
Net income per share.........................................          .43          .50          .45          .53           1.91

         1995
- -------------------------------------------------------------
NET SALES....................................................  $   223,101  $   243,827  $   261,623  $   280,764  $   1,009,315
GROSS PROFIT.................................................       44,112       46,265       47,019       51,348        188,744
NET INCOME...................................................        8,736        9,389       10,092       12,194         40,411
NET INCOME PER SHARE.........................................          .50          .54          .58          .70           2.32

    All per share amounts have been restated to reflect the two for one stock split paid on February 28, 1994.

FISCAL 1995 COMPARED TO FISCAL 1994

    The increase in net sales for fiscal 1995, as compared to fiscal 1994, was due primarily to an increase in the sales volume of semiconductor products. Sales of semiconductor products increased by $157,126,000 primarily as a result of the strong market demand for such products. The sales volume of the Company's other major products increased modestly from the prior year.

    The decrease in net margins for fiscal 1995, as compared to fiscal 1994, resulted from market pressures on the pricing of most of the Company's products, including value added products, and an increase in the sales volume of lower margin products, primarily memory products. The Company believes that these conditions affecting margins may continue in the near term.

    The increase in selling, general and administrative ("SG & A") expenses, in dollars, for fiscal 1995, as compared to fiscal 1994, was primarily due to higher operating costs to meet the requirements from the significant increase in sales volume. SG & A expenses as a percentage of sales declined to 12% for fiscal 1995 as compared to 14% for fiscal 1994. Of the $5,067,000 increase in SG & A expenses for fiscal 1995, compared to fiscal 1994, approximately $2,200,000 was attributable to higher salaries, incentives and fringe benefits. There were also increases in delivery costs and bad debt expense, mostly due to the higher sales volume.

    Interest expense, net of interest income, for fiscal 1995 remained at relatively the same amount as fiscal 1994, as the lower borrowing levels were offset by higher interest rates.

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

    The increase in SG & A expenses, in dollars, for fiscal 1994, as compared to fiscal 1993, was primarily due to higher operating costs to support the significant increase in sales volume. In addition, the Company was amortizing $463,000 per quarter of deferred computer software costs associated with its new operating and financial systems that became operational in December, 1992. Fiscal 1994 expenses also included a charge of $890,000 that was recorded in the first quarter related to the costs of the elimination of approximately 120 positions. These positions were eliminated as of August 31, 1993 by a reorganization of the Company's field and corporate support functions. The amounts incurred for the last nine months of fiscal 1994 would have been higher except for the savings from the elimination of these positions. This reorganization reduced the Company's fiscal 1994 expenses by approximately $1,000,000 per quarter beginning the second quarter. Primarily due to the savings from the August, 1993 restructuring and the higher sales volume, SG & A as a percentage of sales declined significantly for fiscal 1994 as compared to fiscal 1993. The SG & A amounts for fiscal 1993 also included some extraordinary levels of expenses related to the Company's conversion to its new computer software systems in December, 1992. The Company estimated that it had incurred approximately $2.4 million to $2.9 million in additional costs, affecting both cost of sales and SG & A expenses in fiscal 1993 associated with the computer software conversion.

    Interest expense for fiscal 1994 remained relatively unchanged from fiscal 1993, as lower borrowing levels were offset by higher interest rates beginning in late fiscal 1994.

    In August, 1993 the Omnibus Budget Reconciliation Act of 1993 was enacted which essentially increased the Company's Federal tax rate from 34% to 35%. Additionally, as a result of the Act, a retroactive Federal tax adjustment of $163,000, or $.01 per share, was charged to income tax expense in the first quarter of fiscal 1994 for the period of January to May 1993.

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

    For the five years ended May 31, 1995, the Company incurred approximately $14 million in net aggregate capital expenditures. Costs incurred to upgrade and expand the Company's computer system and the acquisition and construction of several facilities accounted for a significant portion of the capital expenditures for the last five years. Additionally, the Company incurred approximately $9 million for the design, purchase and development of new computer software for its operating and financial systems during fiscal years 1990 to 1993.

    The Company's sources of liquidity at May 31, 1995 consisted principally of working capital of $254,394,000 and unsecured bank credit lines of $70,000,000, of which $20,000,000 in borrowings were outstanding. The Company believes that its working capital, borrowing capabilities, and the funds generated from operations should be sufficient to finance its anticipated operational requirements.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Marshall Industries:

    We have audited the accompanying balance sheets of Marshall Industries (a California corporation) as of May 31, 1994 and 1995, and the related statements of income, shareholders' investment and cash flows for each of the three years in the period ended May 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marshall Industries as of May 31, 1994 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 1995 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP
Los Angeles, California
July 21, 1995

Marshall Industries
BALANCE SHEETS
May 31, 1994 and 1995
(Dollars in thousands)

ASSETS
                                                  -----------------------------
CURRENT ASSETS:                                       1994            1995
                                                  -----------------------------
  Cash.........................................   $       3,694   $       3,508
  Receivables, less reserves of $5,860 in 1994
   and
   $6,775 in 1995..............................         120,489         137,892
  Inventories..................................         180,753         196,097
  Prepaid expenses.............................             510             507
  Deferred income tax benefits (Note 3)........           8,325          10,216
                                                  -------------   -------------
        Total current assets...................         313,771         348,220
                                                  -------------   -------------
PROPERTY, PLANT AND EQUIPMENT, at cost (Notes 1
  and 2):
  Land.........................................           8,863           8,863
  Buildings and improvements...................          34,038          34,282
  Equipment, furniture, fixtures and other.....          21,925          22,291
  Computer equipment...........................          18,716          20,929
                                                  -------------   -------------
                                                         83,542          86,365
  Accumulated depreciation and amortization....         (40,482)        (45,704)
                                                  -------------   -------------
                                                         43,060          40,661
NOTE RECEIVABLE (Note 6).......................        --                29,050
OTHER ASSETS -- NET (Note 1)...................           6,828           5,376
                                                  -------------   -------------
                                                  $     363,659   $     423,307
                                                  -------------   -------------
                                                  -------------   -------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Current portion of long-term debt (Note 2)...   $       1,358   $         410
  Accounts payable.............................          70,839          80,055
  Other accrued liabilities including salaries
   and wages...................................           9,691          10,561
  Income taxes payable.........................           2,864           2,800
                                                  -------------   -------------
        Total current liabilities..............          84,752          93,826
                                                  -------------   -------------
LONG-TERM DEBT (Note 2)........................          34,742          45,205
DEFERRED INCOME TAX LIABILITIES (Note 3).......           5,449           4,524
COMMITMENTS AND CONTINGENCIES (Note 4)
SHAREHOLDERS' INVESTMENT (Notes 1 and 5):
  Common stock, $1.00 par value
    Shares authorized -- 40,000,000
    Shares issued and outstanding -- 17,231,864
      in 1994 and
      17,268,864 in 1995.......................          17,232          17,269
  Additional paid-in capital...................          52,887          53,475
  Retained earnings............................         168,597         209,008
                                                  -------------   -------------
                                                        238,716         279,752
                                                  -------------   -------------
                                                  $     363,659   $     423,307
                                                  -------------   -------------
                                                  -------------   -------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

Marshall Industries
STATEMENTS OF INCOME
For the Years Ended May 31, 1993, 1994 and 1995
(In thousands except per share data)

                                                                                    ---------------------------------------
                                                                                       1993         1994          1995
                                                                                    ---------------------------------------
Net sales.........................................................................  $   652,899  $   822,548  $   1,009,315
Cost of sales.....................................................................      502,955      652,121        820,571
                                                                                    -----------  -----------  -------------
  Gross profit....................................................................      149,944      170,427        188,744
Selling, general and administrative expenses......................................      108,394      112,220        117,287
                                                                                    -----------  -----------  -------------
  Income from operations..........................................................       41,550       58,207         71,457
Interest expense, net (Note 1)....................................................        2,016        1,931          1,916
                                                                                    -----------  -----------  -------------
  Income before provision for income taxes........................................       39,534       56,276         69,541
Provision for income taxes (Notes 1 and 3)........................................       15,640       23,105         29,130
                                                                                    -----------  -----------  -------------
NET INCOME........................................................................  $    23,894  $    33,171  $      40,411
                                                                                    -----------  -----------  -------------
                                                                                    -----------  -----------  -------------

NET INCOME PER SHARE (Note 1).....................................................        $1.38        $1.91          $2.32
                                                                                    -----------  -----------  -------------
                                                                                    -----------  -----------  -------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

Marshall Industries
STATEMENTS OF SHAREHOLDERS' INVESTMENT
For the Years Ended May 31, 1993, 1994 and 1995
(Dollars in thousands)

                                                                                    COMMON STOCK        ADDITIONAL
                                                                              ------------------------    PAID-IN     RETAINED
                                                                                 SHARES       AMOUNT      CAPITAL     EARNINGS
                                                                              --------------------------------------------------
BALANCE, MAY 31, 1992.......................................................     17,019,364  $  17,019   $  49,913   $   111,532
  Compensation expense related to nonqualified stock options (Note 5).......             --         --         215            --
  Exercise of stock options.................................................         18,500         19         121            --
  Tax benefit from stock options exercised..................................             --         --          78            --
  Net income................................................................             --         --          --        23,894
                                                                              -------------  ---------  -----------  -----------
BALANCE, MAY 31, 1993.......................................................     17,037,864     17,038      50,327       135,426
  Compensation expense related to nonqualified stock options (Note 5).......             --         --         103            --
  Exercise of stock options.................................................        194,000        194       1,276            --
  Tax benefit from stock options exercised..................................             --         --       1,181            --
  Net income................................................................             --         --          --        33,171
                                                                              -------------  ---------  -----------  -----------
BALANCE, MAY 31, 1994.......................................................     17,231,864     17,232      52,887       168,597
  COMPENSATION EXPENSE RELATED TO NONQUALIFIED STOCK OPTIONS (NOTE 5).......             --         --          92            --
  EXERCISE OF STOCK OPTIONS.................................................         37,000         37         252            --
  TAX BENEFIT FROM STOCK OPTIONS EXERCISED..................................             --         --         244            --
  NET INCOME................................................................             --         --          --        40,411
                                                                              -------------  ---------  -----------  -----------
BALANCE, MAY 31, 1995.......................................................     17,268,864  $  17,269   $  53,475   $   209,008
                                                                              -------------  ---------  -----------  -----------
                                                                              -------------  ---------  -----------  -----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

Marshall Industries
STATEMENTS OF CASH FLOWS
For the Years Ended May 31, 1993, 1994 and 1995
(In thousands)

                                                                                                -------------------------------
                                                                                                  1993       1994       1995
                                                                                                -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..................................................................................  $  23,894  $  33,171  $  40,411
                                                                                                ---------  ---------  ---------
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
      Depreciation and amortization...........................................................      7,379      8,194      7,566
      Provision for bad debts.................................................................      1,284      1,704      3,339
      Interest on note receivable.............................................................         --         --     (1,096)
      Change in current assets and liabilities:
        Increase in receivables...............................................................    (20,892)   (21,073)   (20,742)
        Increase in inventories...............................................................    (39,188)   (17,473)   (15,344)
        Increase in accounts payable..........................................................     14,387     16,711      9,216
        Increase in other accrued liabilities including salaries and wages....................      1,953        350        870
        Increase (decrease) in income taxes payable...........................................     (1,942)       514        (64)
      Deferred income tax benefit, net........................................................        (88)    (1,198)    (2,816)
      Other...................................................................................         53        462         84
                                                                                                ---------  ---------  ---------
        Total adjustments.....................................................................    (37,054)   (11,809)   (18,987)
                                                                                                ---------  ---------  ---------
        Net cash provided by (used in) operating activities...................................    (13,160)    21,362     21,424
                                                                                                ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net...................................................................     (3,126)    (1,771)    (2,861)
  Note receivable.............................................................................         --         --    (27,954)
  Deferred software costs.....................................................................     (2,417)        --       (829)
                                                                                                ---------  ---------  ---------
        Net cash used in investing activities.................................................     (5,543)    (1,771)   (31,644)
                                                                                                ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under bank credit lines.........................................     20,000    (18,000)   (10,000)
  Repayments of long-term debt................................................................     (1,741)    (2,131)    (5,485)
  Term loan borrowings........................................................................         --         --     25,000
  Stock options...............................................................................        218      2,651        533
                                                                                                ---------  ---------  ---------
        Net cash provided by (used in) financing activities...................................     18,477    (17,480)    10,048
                                                                                                ---------  ---------  ---------
NET INCREASE (DECREASE) IN CASH...............................................................       (226)     2,111       (186)
CASH AT BEGINNING OF YEAR.....................................................................      1,809      1,583      3,694
                                                                                                ---------  ---------  ---------
CASH AT END OF YEAR...........................................................................  $   1,583  $   3,694  $   3,508
                                                                                                ---------  ---------  ---------
                                                                                                ---------  ---------  ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for the following:
    Interest..................................................................................  $   2,008  $   2,052  $   2,691
                                                                                                ---------  ---------  ---------
                                                                                                ---------  ---------  ---------
    Income taxes..............................................................................  $  16,439  $  23,132  $  31,435
                                                                                                ---------  ---------  ---------
                                                                                                ---------  ---------  ---------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

Marshall Industries
NOTES TO FINANCIAL STATEMENTS
May 31, 1995

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

    Interest Expense: Interest income of $1,180,000 is netted against interest expense in fiscal 1995. Interest income was not material in fiscal 1994 and 1993.

    Tax Deferred Profit Sharing Plan: Under the provisions of the Marshall Industries Tax Deferred Profit Sharing Plan (the "Plan"), participating employees may agree to defer from two to twelve percent, with certain limitations, of their earnings each payroll period, and such amount is deposited in a nonforfeitable, fully vested trust account for the employees' benefit. The Company contributes quarterly an amount equal to 50 percent of the employees' contributions, limited to 3% of such employee earnings for the quarter, reduced by employee forfeitures of prior Company contributions. Company contributions may be limited to the extent of net profits and must be invested in the Company's common stock. The Plan, however, may not own more than 20 percent of the Company's outstanding shares. At May 31, 1995, the Plan owned less than 2% of the Company's outstanding shares. Company contributions and expenses related to the Plan amounted to $952,000 in 1993, $1,125,000 in 1994 and $1,141,000 in
1995.

    Income Taxes: As discussed in Note 3, during fiscal 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted tax rates.

    Cash and Accounts Payable: The Company's banking system provides for the daily replenishment of its bank accounts for check clearing requirements. Accordingly, outstanding checks of $11,015,000 and $11,169,000 that had not yet been paid by the Company's banks at May 31, 1994 and 1995, respectively, are reflected in cash and accounts payable in the accompanying financial statements.

    Inventories: The Company values its inventories at the lower of average cost or market.

    Shareholders' Investment: The Company has authorized 200,000 shares of no par value preferred stock, of which none was outstanding at May 31, 1994 or 1995.

    Capitalized Deferred Software Costs: Deferred software costs are included in other assets and represent payments to vendors for the design, purchase and implementation of the computer software for the Company's operating and financial systems. Such deferred costs, aggregating to $10,088,000, are amortized over periods not to exceed five years. At May 31, 1994 and 1995, the accumulated amortization of such costs were $2,778,000 and $5,084,000, respectively.

    Net Income Per Share: Per share amounts are computed on the basis of weighted average common and common equivalent shares outstanding (17,278,000 in 1993, 17,357,000 in 1994, and 17,439,000 in 1995). Common equivalent shares include the dilutive effect of outstanding stock options, if applicable. All share and per share data included in these financial statements have been restated to reflect the two for one stock split paid on February 28, 1994.

    Reclassifications: Certain prior year amounts have been reclassified to conform with the 1995 presentation.

(2) LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

                                                                                                    MAY 31,
                                                                                              --------------------
                                                                                                1994       1995
                                                                                              --------------------
Bank credit lines...........................................................................  $  30,000  $  20,000
Term loan (Note 6)..........................................................................         --     25,000
Industrial revenue bonds:
  75.8% of prime, due through 1996..........................................................      1,025        615
Mortgages:
  8 1/10%, due through 1998.................................................................      4,250         --
  Variable rate, but limited to a maximum of prime rate, due through 1997...................        825         --
                                                                                              ---------  ---------
                                                                                                 36,100     45,615
Less current portion........................................................................      1,358        410
                                                                                              ---------  ---------
                                                                                              $  34,742  $  45,205
                                                                                              ---------  ---------
                                                                                              ---------  ---------

Bank credit lines --

    The Company has revolving credit line agreements with two major banks to borrow up to $70,000,000 in the aggregate. These unsecured credit line agreements, with borrowing limits of up to $40,000,000 and $30,000,000 each, mature on December 31, 1995 and 1996, respectively. The interest rates under these credit lines are determined at the time of borrowing based on a choice of options as specified in the agreements. The options range from floating rates of LIBOR, IBOR, certificate of deposit, or banker's acceptance plus 1/2%, up to prime rate. At May 31, 1995, the prime rate was 9.0%. A commitment fee is payable based on 1/4% per annum on the daily average unused amounts of the lines of credit. In addition, both banks require a facility fee of 1/8% per annum on the commitment balance. There are no compensating balance requirements.

    The terms of these credit agreements require the Company, among other things, to maintain a minimum net worth of $170,000,000 which is adjusted upward quarterly by 70 percent of net income and 70 percent of net proceeds from any sales of capital stock or subordinated debentures. At May 31, 1995, at least $231,033,000 of shareholders' investment was required to meet this covenant. The credit agreements also require the Company to meet certain specified working capital and financial ratios and not to make capital expenditures or incur lease liabilities in excess of certain specified amounts. The Company is in compliance with all conditions and covenants of these agreements.

    Subsequent to May 31, 1995, the Company agreed in principle to amend one of its credit line agreements to extend its maturity date and replace the other agreement with a new agreement with a major bank. The maturity date of the amended and new agreements will be September 30, 1998. All of the major terms and conditions of the amended and new agreements are similar to the Company's current agreements. The amended and new agreements will provide the Company a total borrowing capacity of $55,000,000. This reduction in the total credit capacity was due to the Company's anticipated lower borrowing requirements.

Term loan --

    In August 1994, the Company obtained an unsecured term loan in the amount of $25,000,000 with principal repayment due on September 30, 1997. The Company has the option of repaying the loan, or a portion thereof, prior to the maturity date. The interest rate on the loan is based on the 90 day LIBOR rate plus 1/2%. At May 31, 1995 the interest rate on the loan was 5.75%. The term loan agreement requires the Company to maintain a minimum net worth ($225,502,000 at May 31, 1995) and to meet certain specified working capital and financial ratios. The agreement prohibits capital expenditures in excess of specified amounts and issuance of debt, guarantees, loans or advances beyond specified amounts. The Company is in compliance with all conditions and covenants of the term loan agreement.

Industrial revenue bonds --

    The industrial revenue bonds are secured by real property with a net book value of $2,985,000 at
May 31, 1995.

Maturities of long-term debt --

    Long-term  debt at  May 31, 1995  based on  the amended terms  is payable in
succeeding  fiscal  years  as  follows:  1996  $410,000;  1997  $205,000;   1998
$25,000,000; 1999 $20,000,000.

    The Company's bank credit lines, term loan and industrial revenue bonds approximate fair value as they bear floating interest rates.

(3) INCOME TAXES

    The Company adopted the provisions of SFAS No. 109 effective in fiscal year 1993. The adoption of this Standard did not have a material effect on the financial statements for fiscal year 1993.

    The provision (benefit) for income taxes consists of the following (in thousands):

                                                            -------------------------------
Current:                                                      1993       1994       1995
                                                            -------------------------------
  Federal.................................................  $  12,369  $  19,357  $  25,675
  State...................................................      3,359      4,946      6,271
                                                            ---------  ---------  ---------
                                                               15,728     24,303     31,946
                                                            ---------  ---------  ---------
Deferred:
  Federal.................................................        (32)    (1,024)    (2,435)
  State...................................................        (56)      (174)      (381)
                                                            ---------  ---------  ---------
                                                                  (88)    (1,198)    (2,816)
                                                            ---------  ---------  ---------
        Total.............................................  $  15,640  $  23,105  $  29,130
                                                            ---------  ---------  ---------
                                                            ---------  ---------  ---------

    The difference between the income tax provision at the Federal statutory rate and the recorded income tax provision is reconciled as follows (in thousands):

                                                            -------------------------------
Computed Federal income taxes at                              1993       1994       1995
                                                            -------------------------------
  the statutory rate......................................  $  13,441  $  19,697  $  24,339
State income taxes, net of Federal income tax benefit.....      2,180      3,102      3,829
Other, net................................................         19        306        962
                                                            ---------  ---------  ---------
Provision for income taxes................................  $  15,640  $  23,105  $  29,130
                                                            ---------  ---------  ---------
                                                            ---------  ---------  ---------

    As of May 31, 1994 and 1995, deferred tax assets (liabilities) were comprised of the following (in thousands):

                                                                                            1994       1995
                                                                                          ---------  ---------
Operating reserves......................................................................  $   4,446  $   6,152
Tax depreciation in excess of book amounts..............................................     (3,084)    (3,087)
Capitalization of deferred software costs for book purposes.............................     (2,177)    (1,540)
Capitalization of inventory costs for income tax purposes...............................      1,615      1,136
State tax provision.....................................................................        934      1,148
Vacation expense accrued for book purposes..............................................        825        913
Other, net..............................................................................        317        970
                                                                                          ---------  ---------
        Total net deferred tax asset....................................................  $   2,876  $   5,692
                                                                                          ---------  ---------
                                                                                          ---------  ---------

    As of May 31, 1995, the Company had total deferred tax assets of $10,216,000 and total deferred tax liabilities of $4,524,000. The Company did not record any valuation allowances against deferred tax assets at May 31, 1995.

(4) COMMITMENTS AND CONTINGENCIES

    Lease Commitments: The Company leases certain facilities and equipment under operating leases expiring at various dates through fiscal year 2001. The aggregate rent expense for all operating leases was $2,618,000 in 1993, $2,324,000 in 1994 and $2,665,000 in 1995.

    The future minimum lease payments under all leases are shown below (in thousands):

                                                                                  OPERATING LEASES
                                                                                  ----------------
Year Ending May 31 --
  1996..........................................................................  $         986
  1997..........................................................................            691
  1998..........................................................................            490
  1999..........................................................................            191
  2000..........................................................................             76
  Thereafter....................................................................              8
                                                                                        -------
                                                                                  $       2,442
                                                                                        -------
                                                                                        -------

    Litigation: There are no material pending legal proceedings to which the Company is a party.

(5) STOCK OPTIONS

    The Company has one active stock option plan which provides for the granting of incentive and nonqualified stock options covering 2,040,000 shares of common stock. There were three other plans, which are inactive, during the periods reported. Nonqualified stock options may have an exercise price which is less than market value at the date of grant; incentive stock options must have an exercise price equal to market value at the date of grant. There were 50,000 and 40,000 options granted in fiscal 1994 and 1995, respectively, at exercise prices ranging from $24.00 to $27.875 per share. No options were granted during fiscal 1993. At May 31, 1995, 280,500 shares were available for additional grants.

    The following is a summary of changes in outstanding options for the Company's stock option plans for the year ended May 31, 1995:

                                                                                    UNDER
                                                                                    OPTION         OPTION PRICE
                                                                                  ----------  ----------------------
Options outstanding at May 31, 1994.............................................     444,500     $ 7.60  - $24.00
Options granted.................................................................      40,000     25.25  -  27.875
Options exercised...............................................................     (37,000)    7.60  -   8.675
Options expired or canceled.....................................................      (4,000)          7.60
                                                                                  ----------
Options outstanding at May 31, 1995.............................................     443,500     8.675 -  27.875
                                                                                  ----------  ----------------------
                                                                                  ----------  ----------------------
Options exercisable.............................................................     108,500     $ 8.675 - $24.00
                                                                                  ----------  ----------------------
                                                                                  ----------  ----------------------

    The difference between the quoted market value of the shares at the date of grant and the option price for grants made under the nonqualified plans is charged to income as compensation expense over the vesting periods of the related options. During fiscal 1993, 1994 and 1995, $215,000, $103,000 and $92,000, respectively, were charged against income and credited to additional paid-in capital under these plans. Options granted are exercisable over a period of ten to twenty years. The income tax effect of any difference between the market price at the grant date and the market price at the exercise date is credited to additional paid-in capital as the options are exercised.

(6) INVESTMENT IN SONEPAR ELECTRONIQUE INTERNATIONAL

    In August, 1994, the Company invested 151 million French Francs ($27.9 million in U.S. dollars) in Sonepar Electronique International ("SEI"), one of the three largest electronic component distributors in Europe. This investment is in the form of an interest bearing, convertible note, guaranteed by a major French bank as to default. The interest on the note is the same as the Company's borrowing rates under its unsecured term loan, as described in Note 2. The note plus accrued interest will be converted in 1997 into a minority equity interest of up to 20% in SEI if certain anticipated sales and pre-tax income goals are met. If these goals are not met, the Company will have the option to call for the repayment in U.S. dollar equivalent of the original loan (plus accrued interest) or to convert the loan into a 20% equity interest in SEI. Following the conversion, SEI will have a 2 year option to purchase an equivalent amount in U.S. dollars of the Company's stock of up to 5% of the Company's outstanding shares on a fully diluted basis. The option price will be based on market prices at the time of conversion. In addition, the Company will have the option of increasing its equity investment to 49% in SEI. To finance its investment in SEI, the Company obtained an unsecured term loan in the amount of $25,000,000 (Note 2).

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    NONE

PART III

    Marshall will file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A involving the election of directors. The Proxy Statement for the Annual Meeting of Shareholders to be held on October 24, 1995 is incorporated herein by this reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (A) 1. FINANCIAL STATEMENTS -- The following financial statements of Marshall Industries are set forth in Item 8 of this Annual Report on Form 10-K:

                                                                                                      PAGE
                                                                                                      ----
Report of Independent Public Accountants............................................................   12
Financial Statements:
  Balance Sheets -- May 31, 1994 and 1995...........................................................   13
  Statements for the years ended May 31, 1993, 1994 and 1995 --
    Income..........................................................................................   14
    Shareholders' Investment........................................................................   15
    Cash Flows......................................................................................   16
  Notes to Financial Statements.....................................................................   17

    (A) 2. FINANCIAL STATEMENT SCHEDULES -- All schedules are omitted since they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

    (A) 3. EXHIBITS -- The following exhibits are attached to this Annual Report on Form 10-K:

Exhibit  3.1:    Articles  of  Incorporation.  Incorporated  herein  by reference  to  Exhibit  3.2  of the
                 Company's Registration Statement on Form S-1, Registration No. 2-85466.
Exhibit  3.2:    Certificate of Amendment of Articles of Incorporation filed with the California  Secretary of  State  on June  23,  1986. Incorporated  herein  by reference  to  Exhibit 3.1  to the
                 Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1986.
Exhibit  3.3:    Certificate of Amendment of Articles of Incorporation filed with the California  Secretary of  State  on October  18, 1988.  Incorporated herein  by  reference to  Exhibit A  to the
                 Company's Proxy Statement for the annual meeting of shareholders held on October 11, 1988.
Exhibit  3.4:    Certificate of Amendment of Articles of Incorporation filed with the California  Secretary of  State on February 14, 1994. Incorporated by  reference to Exhibit 3.4 to the Company's
                 Annual Report on Form 10-K for the fiscal year ended May 31, 1994.
Exhibit  3.5:    Amended and Restated  By-Laws. Incorporated  herein by reference  to Exhibit  (ii) to  the
                 Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1987.
Exhibit  3.6:    Certificate  of  Amendment  to  By-Laws of  Marshall  Industries.  Incorporated  herein by reference to  Exhibit  C to  the  Company's Proxy  Statement  for the  annual  meeting  of shareholders held on October 11, 1988.
Exhibit  4.1:    Credit  Agreement dated March 1,  1993 between Marshall Industries  and Citicorp USA, Inc.
                 Incorporated by reference to Exhibit  (i) to the Company's  Quarterly Report on Form  10-Q
                 for the quarter ended February 28, 1993.
Exhibit  4.2:    Credit  Agreement dated  March 1,  1993 between  Marshall Industries  and Bank  of America
                 National Trust and Savings Association. Incorporated  by reference to Exhibit (ii) to  the
                 Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1993.
Exhibit  4.3:    First Amendment to Credit Agreement dated May 3, 1993 between Marshall Industries and Bank of  America National Trust  and Savings Association. Incorporated  by reference to Exhibit
                 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1993.
Exhibit  4.4:    First Amendment to  Credit Agreement dated  June 1, 1993  between Marshall Industries  and
                 Citicorp USA, Inc. Incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1993.
Exhibit 10.6:    Marshall  Industries 1984 Stock Option Plan. Incorporated herein by reference to Exhibit A to the Company's Final Proxy Statement dated September 17, 1984.
Exhibit 10.7:    Marshall Industries 1992 Nonqualified Stock Option Plan. Incorporated herein by  reference to Exhibit A to the Company's Final Proxy Statement dated August 31, 1992.
Exhibit 24:      Consent of Independent Public Accountants.
Exhibit 28:      Undertakings.

(B) REPORTS ON FORM 8-K -- Marshall has not filed any reports on Form 8-K during the quarter ended May 31, 1995

SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Marshall has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSHALL INDUSTRIES

By:         /s/ HENRY W. CHIN                                   August 29, 1995

  --------------------------------------------
                    Henry W. Chin
       Vice President, Finance, Chief Financial
                Officer and Secretary

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   /s/ GORDON S. MARSHALL                       August 29, 1995
    ---------------------------------------------
                  Gordon S. Marshall
          Chairman of the Board and Director

                        /s/ ROBERT RODIN                        August 29, 1995
    ---------------------------------------------
                     Robert Rodin
          President, Chief Executive Officer
      and Director (Principal Executive Officer)

                        /s/ HENRY W. CHIN                       August 29, 1995
    ---------------------------------------------
                    Henry W. Chin
       Vice President, Finance, Chief Financial
                Officer and Secretary
     (Principal Financial and Accounting Officer)

                   /s/ RICHARD D. BENTLEY                       August 29, 1995
    ---------------------------------------------
                  Richard D. Bentley
                       Director

                   /s/ RICHARD C. COLYEAR                       August 29, 1995
    ---------------------------------------------
                  Richard C. Colyear
                       Director

                       /s/ JEAN FRIBOURG                        August 29, 1995
    ---------------------------------------------
                    Jean Fribourg
                       Director

                     /s/ LATHROP HOFFMAN                        August 29, 1995
    ---------------------------------------------
                   Lathrop Hoffman
                       Director

                       /s/ JOSE MENENDEZ                        August 29, 1995
    ---------------------------------------------
                    Jose Menendez
                       Director

                  /s/ RAYMOND G. RINEHART                       August 29, 1995
    ---------------------------------------------
                 Raymond G. Rinehart
                       Director

                      /s/ HOWARD C. WHITE                       August 29, 1995
    ---------------------------------------------
                   Howard C. White
                       Director

                               INDEX TO EXHIBITS

  EXHIBIT                                                                PAGE NO.
- -----------                                                              ---------
        24 Consent of Independent Public Accountants...................     25
        28 Undertakings................................................     26