Form 10-Q
period 1995-08-31
MARSHALL INDUSTRIES
filed 1995-10-11
CIK 62765

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

                /X/  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended August 31, 1995

     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to ___________.

Commission file number 1-5441.

                            MARSHALL INDUSTRIES
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

          California                            95-2048764
-------------------------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

9320 Telstar Avenue, El Monte, California        91731-2895
-------------------------------------------------------------------------------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (818) 307-6000

Common Stock outstanding by class as of August 31, 1995:

Common Stock  17,278,864 shares
-------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the

Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),

and (2) has been subject to such filing requirements for the past 90 days.


Yes   X     No
    -----      -----

                               MARSHALL INDUSTRIES
                            CONDENSED BALANCE SHEETS
                                 (000's Omitted)

                                     ASSETS
                                     ------

                                        August 31,
                                           1995         May 31,
                                       (Unaudited)       1995
                                      -------------    ---------
Current Assets:
  Cash                                  $  1,333       $  3,508
  Receivables - net                      136,736        137,892
  Inventories                            219,967        196,097
  Deferred income tax benefits            10,216         10,216
  Prepaid expenses                           459            507
                                        --------       --------
Total Current Assets                     368,711        348,220
                                        --------       --------

Property, Plant and Equipment, net
  of accumulated depreciation and
  amortization of $47,023 at
  August 31, 1995 and $45,704
  at May 31, 1995                         40,347         40,661

Note Receivable (Note 3)                  29,461         29,050

Other Assets - net                         4,852          5,376
                                        --------       --------
Total Assets                            $443,371       $423,307
                                        --------       --------
                                        --------       --------

                     LIABILITIES AND SHAREHOLDERS' INVESTMENT
                     ----------------------------------------

Current Liabilities:
  Current portion of long-term debt     $    ---       $    410
  Accounts payable and accrued expenses  101,136         90,616
  Income taxes payable                     6,663          2,800
                                        --------       --------
Total Current Liabilities                107,799         93,826
                                        --------       --------

Long-Term Debt; net of current portion:
  Bank lines of credit                    14,000         20,000
  Term Loan and other debt                25,000         25,205
                                        --------       --------
Total Long-Term Debt                      39,000         45,205
                                        --------       --------

Deferred Income Tax Liabilities            4,524          4,524

Shareholders' Investment                 292,048        279,752
                                        --------       --------

Total Liabilities and
Shareholders' Investment                $443,371       $423,307
                                        --------       --------
                                        --------       --------

The accompanying notes are an integral part of these condensed balance sheets.

                               MARSHALL INDUSTRIES
                           CONDENSED INCOME STATEMENTS
                                   (Unaudited)
                      (000's omitted except per share data)

                                             THREE MONTHS ENDED
                                                  AUGUST 31
                                             -------------------
                                             1995           1994
                                             ----           ----
Net sales                                 $275,870         $223,101

     Cost of sales                         224,925          178,989
                                          --------         --------

Gross profit                                50,945           44,112

     Selling, general and
     administrative expenses                29,898           28,587
                                          --------          -------

Income from operations                      21,047           15,525

     Interest expense - net                    308              539
                                          --------          -------

Income before income taxes                  20,739           14,986

     Provision for income taxes              8,540            6,250
                                          --------          -------

Net income                                $ 12,199          $ 8,736
                                          --------          -------
                                          --------          -------

Net income per share                      $    .70          $   .50
                                          --------          -------
                                          --------          -------

Average number of shares outstanding        17,499           17,414
                                          --------          -------
                                          --------          -------

That accompanying notes are an integral part of these condensed income statements.

                               MARSHALL INDUSTRIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (000's omitted)

                                           THREE MONTHS ENDED
                                                 AUGUST 31,
                                              ---------------

                                              1995      1994
                                              ----      ----
Cash flows from operating activities:
   Net income                              $ 12,199     $ 8,736
   Adjustments to reconcile net income
   to net cash provided by operating
   activities:
      Depreciation and amortization           1,844       1,808
      Net (increase) decrease in
        current assets                      (22,666)      1,349
      Net increase (decrease) in
        current liabilities                  14,383      (2,742)
      Interest on note receivable              (411)        ---
      Other operating activities                  7          14
                                           --------     -------

Net cash provided by operating activities     5,356       9,165

Cash flows from investing activities:
  Capital expenditures                       (1,005)       (714)
  Deferred software costs                      ----        (372)
                                           --------     -------
Net cash used for investing activities       (1,005)     (1,086)

Cash flows from financing activities:
   Net paydown under bank
      lines of credit                        (6,000)     (9,000)
   Repayments of other long-term debt          (615)       (427)
   Other financing activities                    89           7
                                           --------     -------
Net cash used in financing activities        (6,526)     (9,420)

Net decrease in cash                         (2,175)     (1,341)
Cash at the beginning of the period           3,508       3,694
                                           --------     -------
Cash at the end of the period              $  1,333     $ 2,353
                                           --------     -------
                                           --------     -------

Cash payments during the quarter
   for the following:

Interest                                   $    573     $   519
                                           --------     -------
                                           --------     -------

Income taxes                               $  4,664     $ 3,338
                                           --------     -------
                                           --------     -------

The accompanying notes are an integral part of these condensed cash flow statements.

                               MARSHALL INDUSTRIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1:  GENERAL
----------------

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's annual report on Form 10-K for the year ended May 31, 1995.

In the opinion of the Company, the unaudited condensed financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position as of August 31, 1995 and the results of its operations and cash flows for the three month periods ended August 31, 1995 and 1994.


NOTE 2:  ACCOUNTING POLICIES
----------------------------

Reference is made to Note 1 of Notes to Financial Statements in the Company's annual report on Form 10-K for the summary of significant accounting policies.


NOTE 3:  INVESTMENT IN SONEPAR ELECTRONIQUE INTERNATIONAL
---------------------------------------------------------

As described in Note 6 to the Financial Statements in the Company's Annual Report on Form 10K for the year ended May 31, 1995, the Company invested 151 million French Francs (approximately $28 million in U.S. dollars) in Sonepar Electronique International ("SEI"), one of the three largest electronic component distributors in Europe. This investment is in the form of an interest bearing, convertible note guaranteed by a major French bank as to default.


NOTE 4:  BANK LINES OF CREDIT
-----------------------------

Subsequent to May 31, 1995, the Company amended one of its credit line agreements to extend its maturity date and replaced the other agreement with a new agreement with a major bank. This new agreement has an effective date of October 2, 1995. The maturity date of the amended and new agreements will be September 30, 1998. All of the major terms and conditions of the amended and new agreements are similar to the Company's previous agreements. The amended and new agreements will provide the Company a total borrowing capacity of $55,000,000, as compared to $70,000,000 under the previous agreements. This reduction in the total credit capacity was due to the Company's anticipated lower borrowing requirements.

                               MARSHALL INDUSTRIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         CONDENSED STATEMENTS OF INCOME

                                                  THREE MONTHS ENDED
                                                     AUGUST 31,
                                                    ------------


                                                    1995       1994
                                                    ----       ----
Net sales                                           100.0%     100.0%

Cost of sales                                        81.5       80.2
                                                    -----      -----
Gross profit                                         18.5       19.8

Selling, general and administrative expenses         10.9       12.8
                                                    -----      -----
Income from operations                                7.6        7.0

Interest expense - net                                 .1         .3
                                                    -----      -----
Income before provision for income taxes              7.5        6.7

Provision for income taxes                            3.1        2.8
                                                    -----      -----
Net income                                            4.4%       3.9%
                                                    -----      -----
                                                    -----      -----

Three Month Periods Ended August 31, 1995 and 1994
--------------------------------------------------

The increase in net sales for the three months ended August 31, 1995, the first quarter of fiscal 1996, as compared to fiscal 1995, was primarily due to an increase in the sales volume of semiconductor products. The sales of such products increased by $47,279,000 for the first quarter of fiscal 1995 as compared to the same period of a year ago. The increase in the sales of semiconductor products was mainly the result of continued strong market demand for these products. The sales volume of the Company's other major products also increased modestly between periods.

The decrease in net margins for the first quarter of fiscal 1996, as compared to fiscal 1995, was due to market pressures on the pricing of most of the Company's products, including value added products. The Company believes that these conditions affecting margins may continue in the near term.


Selling, general, and administrative expenses ("SG&A"), increased in dollars for the first quarter of fiscal 1996, as compared to fiscal 1995 primarily due to higher operating costs to meet the requirements from the significant increase in sales volume. SG&A expenses as a percentage of sales, however, declined to 10.9% for the first quarter of fiscal 1996, as compared to 12.8% for fiscal 1995. Of the $1,311,000 increase in SG&A expenses for the first quarter of fiscal 1996 as compared to fiscal 1995, approximately $500,000 was due to higher salaries, incentives and fringe benefit costs. In addition, there were increases of approximately $400,000 in outside consulting costs, most of which related to information systems enhancement projects. There were also increases in delivery costs and bad debt expense, mostly from the higher sales volume.

The decrease in interest expense for the first quarter of fiscal 1996, as compared to fiscal 1995, was due to lower borrowing levels, partially offset by higher interest rates in fiscal 1996.

The Company's sources of liquidity at August 31, 1995 consisted principally of working capital of $260,912,000 and unsecured bank lines of credit of $70,000,000 which were subsequently reduced by the Company, as described in
Note 4, to $55,000,000. The Company's borrowings under these lines of credit were $14,000,000 at August 31, 1995. The Company believes that its working capital, borrowing capabilities and additional funds generated from operations should be sufficient to finance its anticipated operations requirements.

                                     PART II



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits--

     (i) Revolving Credit Loan Agreement dated October 2, 1995 between Marshall Industries and First Union National Bank of North Carolina.

     (ii) Third amendment dated as of June 1, 1995 to Credit Agreement between Marshall Industries and Bank of America National Trust and Savings Association.

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MARSHALL INDUSTRIES






October 11, 1995                   /s/ HENRY W. CHIN
                                   ______________________________
                                   Henry W. Chin
                                   Vice President, Finance and
                                     Chief Financial Officer

                                  EXHIBIT INDEX




(i)   Revolving Credit Loan Agreement dated
      October 2, 1995 between Marshall Industries
      and First Union National Bank of North
      Carolina  . . . . . . . . . . . . . . . . . . . .

(ii)  Third amendment dated as of June 1, 1995 to
      Credit Agreement between Marshall Industries
      and Bank of America National Trust and Savings
      Assocation  . . . . . . . . . . . . . . . . . . .

(27)  Financial Data Schedule