Form 10-Q
period 1995-11-30
MARSHALL INDUSTRIES
filed 1996-01-09
CIK 62765

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q

                  /x/ QUARTERLY REPORT UNDER SECTION 13 or 15 (d)

                       OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended November 30, 1995

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

          Common Stock outstanding by class as of November 30, 1995:

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


Yes    /X/     No
     ------       ------                       Total Number of Pages:  9


                              MARSHALL INDUSTRIES
                            CONDENSED BALANCE SHEETS
                                (000's Omitted)

                              ASSETS
                                        November 30,     May 31,
                                           1995            1995
                                        (Unaudited)     (Audited)
                                       ------------    -----------
Current Assets:
  Cash                                   $  1,670       $  3,508
  Receivables - net                       144,028        137,892
  Inventories                             217,689        196,097
  Deferred income tax benefits             10,216         10,216
  Prepaid expenses                            586            507
                                         --------       --------

Total Current Assets                      374,189        348,220
                                         --------       --------

Property, Plant and Equipment, net
  of accumulated depreciation and
  amortization of $48,224 at
  November 30, 1995 and $45,704
  at May 31, 1995                          40,456         40,661

Note Receivable                            29,872         29,050

Other Assets - net                          4,366          5,376
                                         --------       --------

Total Assets                             $448,883       $423,307
                                         --------       --------
                                         --------       --------
    LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Current portion of long-term debt      $   ---        $    410
  Accounts payable and accrued expenses   105,555         90,616
  Income taxes payable                      1,111          2,800
                                         --------       --------

Total Current Liabilities                 106,666         93,826
                                         --------       --------

Long-Term Debt:
  Bank lines of credit                      7,000         20,000
  Term loan and other debt                 25,000         25,205
                                         --------       --------

Total Long-Term Debt                       32,000         45,205
                                         --------       --------

Deferred Income Tax Liabilities             4,524          4,524

Shareholders' Investment                  305,693        279,752
                                         --------       --------

Total Liabilities and
Shareholders' Investment                 $448,883       $423,307
                                         --------       --------
                                         --------       --------

The accompanying notes are an integral part of these condensed balance sheets.




                              MARSHALL INDUSTRIES
                          CONDENSED INCOME STATEMENTS
                     (000's Omitted Except Per Share Data)
                                  (UNAUDITED)


                               Three Months Ended      Six Months Ended
                                  November 30,           November 30,
                              --------------------    --------------------
                                1995        1994        1995        1994
                              --------    --------    --------    --------
Net sales                     $295,532    $243,827    $571,402    $466,928
  Cost of sales                241,840     197,562     466,765     376,551
                              --------    --------    --------    --------

Gross profit                    53,692      46,265     104,637      90,377
  Selling, general and
  administrative expenses       30,212      29,648      60,110      58,235
                              --------    --------    --------    --------

Income from operations          23,480      16,617      44,527      32,142
  Interest expense--net            281         428         589         967
                              --------    --------    --------    --------

Income before taxes             23,199      16,189      43,938      31,175
  Provision for income taxes     9,560       6,800      18,100      13,050
                              --------    --------    --------    --------

Net income                    $ 13,639    $  9,389    $ 25,838    $ 18,125
                              --------    --------    --------    --------
                              --------    --------    --------    --------

Net income per share          $    .78    $    .54    $   1.48    $   1.04
                              --------    --------    --------    --------
                              --------    --------    --------    --------

Average number of shares
  outstanding                   17,522      17,449      17,513      17,432
                              --------    --------    --------    --------
                              --------    --------    --------    --------


The accompanying notes are an integral part of these condensed income statements.

                              MARSHALL INDUSTRIES
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (000's omitted)

                                              SIX MONTHS ENDED
                                                NOVEMBER 30,
                                             -------------------

                                               1995       1994
                                             --------   --------
Cash flows from operating activities:
    Net income                               $ 25,838   $ 18,125
    Adjustments to reconcile net income
    to net cash provided by operating
    activities:
        Depreciation and amortization           3,574      3,654
        Net increase in current assets
            and liabilities                   (14,557)   (12,131)
        Interest accrued on note receivable
            (Note 3)                             (822)      (281)
        Other operating activities                 26        (26)
                                             --------   --------

Net cash provided by operating activities      14,059      9,341

Cash flows from investing activities:
  Capital expenditures                        (2,315)    (1,176)
  Note receivable (Note 3)                        ---    (27,954)
  Deferred software costs                         (56)      (529)
                                             --------   --------

Net cash used for investing activities         (2,371)   (29,659)

Cash flows from financing activities:
    Net repayments under bank
        lines of credit                       (13,000)    (6,000)
    Term loan borrowings                          ---     25,000
    Net repayments of other long-term debt       (615)      (855)
    Proceeds from exercise of options              89        280
                                             --------   --------

Net cash (used for) provided by
    financing activities                      (13,526)    18,425
                                             --------   --------

Net decrease in cash                           (1,838)    (1,893)
Cash at the beginning of the period             3,508      3,694
                                             --------   --------
Cash at the end of the period                $  1,670   $  1,801
                                             --------   --------
                                             --------   --------

Supplemental disclosures of cash flow
    information:

    Interest paid                            $  1,321   $    928
                                             --------   --------
                                             --------   --------

    Income taxes paid                        $ 19,789   $ 15,739
                                             --------   --------
                                             --------   --------

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

In the opinion of the Company, the unaudited condensed financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position as of November 30, 1995 and the results of its operations for the three and six month periods and its cash flows for the six month periods ended November 30, 1995 and 1994.


NOTE 2:  ACCOUNTING POLICIES

Reference is made to Note 1 of Notes to Financial Statements in the Company's annual report on Form 10-K for the summary of significant accounting policies.


NOTE 3:  INVESTMENT IN SONEPAR ELECTRONIQUE INTERNATIONAL

As described in Note 6 to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended May 31, 1995, the Company invested
151 million French Francs (approximately $27.9 million in U.S. dollars) in Sonepar Electronique International ("SEI"), the third largest electronic component distributor in Europe. This investment is in the form of an interest bearing, convertible note guaranteed by a major French bank as to default.


                              MARSHALL INDUSTRIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                               OPERATING RESULTS

                              Three Months Ended   Six Months Ended
                                 November 30,        November 30,
                              ------------------   ----------------
                                1995       1994     1995      1994
                               ------     ------   ------    ------
Net sales                      100.0%     100.0%    100.0%   100.0%
  Cost of sales                 81.8       81.0      81.7     80.6
                               -----      -----     -----     -----
                                 -
Gross profit                    18.2       19.0      18.3     19.4
   Selling, general and
   administrative expenses      10.2       12.2      10.5     12.5
                               -----      -----     -----     -----

Income from operations           8.0        6.8       7.8      6.9
   Interest expense--net          .1         .2        .1       .2
                               -----      -----     -----     -----

Income before provision
   for income taxes              7.9        6.6       7.7      6.7

   Provision for income taxes    3.3        2.8       3.2      2.8
                               -----      -----     -----     -----

Net income                       4.6%       3.8%      4.5%     3.9%
                               -----      -----     -----     -----
                               -----      -----     -----     -----


THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 1995 AND 1994

The increase in net sales for the second quarter and the first six months of fiscal 1996, as compared to fiscal 1995, was primarily due to an increase in the sales volume of semiconductor products. The sales of such products increased by $49,796,000 and $97,075,000 for the three and six month periods ended November 30, 1995, respectively, as compared to the same periods of fiscal 1995. The increase in the sales of semiconductor products was mainly the result of continuing strong market demand for these products. The Company has experienced industry-wide shortages and excess supplies from time to time. In recent months, there has been an increase in the availability of products, particularly memory devices.

The decrease in net margins for the second quarter and six months to date of fiscal 1996, as compared to fiscal 1995, was due to market pressures on the pricing of most of the Company's products and an increase in the sales volume of lower margin products. The Company believes that these conditions affecting margins may continue in the near term.


The increase in selling, general, and administrative expenses ("SG&A"), in dollars for the second quarter and first six months to date of fiscal 1996, as compared to fiscal 1995, was mainly due to higher operating costs needed to meet the requirements from the significant increase in sales volume. The higher levels of incentive payments from the Company's increased profitability, partially offset by decreases in salaries expenses from a reduction in headcount, and increases in outside consulting costs primarily relating to various information systems enhancement projects also contributed to the increases in SG&A expenses for fiscal 1996, as compared to fiscal 1995. Primarily due to the significant increase in sales volume but with relatively lower levels of increases in operating costs to meet this volume increase, SG&A, as a percentage of sales, declined to 10.2% from 12.2% and 10.5% from 12.5%, for the three and six month periods ended November 30, 1995, as compared to the same periods of a year ago.

The decrease in interest expense for the second quarter and first six months of fiscal 1996, as compared to fiscal 1995, was due to lower borrowing levels, partially offset by higher interest rates in fiscal 1996.

The Company's sources of liquidity at November 30, 1995 consisted principally of working capital of $267,523,000 and unsecured bank lines of credit of $55,000,000. The Company's borrowings under these lines of credit were $7,000,000 at November 30, 1995. The Company believes that its working capital, borrowing capabilities and additional funds generated from operations should be sufficient to finance its anticipated operations requirements.

                                    PART II


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Marshall Industries was held on October 24, 1995.

The following matters were acted upon at the meeting:

1.    ELECTION OF DIRECTORS.

All of the incumbent Directors of the Company were re-elected to serve as Directors until the next Annual Meeting of Shareholders and until their successors are elected and have qualified. The vote was as follows:

                         Votes        Votes     Abstentions/
Directors                 For        Against  Broker Non-Votes
---------             ----------     -------  ----------------
Gordon S. Marshall    14,764,853        0        2,514,011
Robert Rodin          14,747,993        0        2,530,871
Richard D. Bentley    14,742,903        0        2,535,961
Richard C. Colyear    14,748,971        0        2,529,893
Jean Fribourg         14,763,071        0        2,515,793
Lathrop Hoffman       14,765,231        0        2,513,633
Jose Menendez         14,763,695        0        2,515,169
Raymond G. Rinehart   14,765,537        0        2,513,327
Howard C. White       14,747,993        0        2,530,871


2.    RATIFICATION OF APPOINTMENT OF AUDITORS.

The appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending May 31, 1996 was ratified by the following vote:

For:   14,840,569    Against:     6,144
Abstentions/Broker Non-Votes:   2,432,151


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      MARSHALL INDUSTRIES






January 9, 1996                       /s/ HENRY W. CHIN
                                      -----------------------------
                                      Henry W. Chin
                                      Vice President, Finance and
                                      Chief Financial Officer