Form 10-Q
period 1996-02-29
MARSHALL INDUSTRIES
filed 1996-04-10
CIK 62765

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                           FORM 10-Q

         /x/ QUARTERLY REPORT UNDER SECTION 13 or 15 (d)

               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarter ended February 29, 1996

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

Registrant's telephone number, including area code: (818) 307-6000
Common Stock outstanding by class as of February 29, 1996:
Common Stock  17,278,864 shares
- --------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  /X/     No  / /
                                                      Total Number of Pages: 69
                                                The Exhibit Index is at Page 12

                          MARSHALL INDUSTRIES
                       CONDENSED BALANCE SHEETS
                            (000'S OMITTED)
                              (UNAUDITED)

                                ASSETS
                                             February 29,      May 31
                                                 1996            1995
Current Assets:
  Cash                                           $  2,301      $  3,508
  Receivables-net                                 143,801       137,892
  Inventories                                     241,627       196,097
  Deferred income tax benefits                     10,216        10,216
  Prepaid income taxes                              1,130            --
  Prepaid expenses                                    935           507

                                                 --------      --------

Total Current Assets                              400,010       348,220
                                                 --------      --------
Property, Plant and Equipment, net of
  accumulated depreciation and amortization
  of $49,470 at February 29, 1996 and $45,704
  at May 31, 1995                                  41,096        40,661


Note Receivable (Note 3)                           30,278        29,050

Other Assets - Net                                  3,786         5,376
                                                 --------      --------

Total Assets                                     $475,170      $423,307
                                                 --------      --------
                                                 --------      --------

               LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Current portion of long-term debt              $     --      $    410
  Accounts payable and accrued expenses           105,696        90,616
  Income taxes payable                                 --         2,800
                                                 --------      --------
Total Current Liabilities                         105,696        93,826
                                                 --------      --------

Long-Term Debt:
  Bank lines of credit                             22,000        20,000
  Term Loan and other debt                         25,000        25,205
                                                 --------      --------
Total Long-Term Debt                               47,000        45,205
                                                 --------      --------

Deferred Income Tax Liabilities                     4,524         4,524

Shareholders' Investment                          317,950       279,752
                                                 --------      --------

Total Liabilities and Shareholders'
 Investment                                      $475,170      $423,307
                                                 --------      --------
                                                 --------      --------


The accompanying notes are an integral part of these condensed balance sheets.


                             MARSHALL INDUSTRIES
                         CONDENSED INCOME STATEMENTS
                                 (UNAUDITED)
                    (000'S OMITTED EXCEPT PER SHARE DATA)

                            Three Months Ended                Nine Months Ended
                       February 29,    February 28,     February 29,     February 28,

                          1996            1995             1996             1995
                       ------------   ------------     ------------     ------------
Net sales                 $288,008       $261,623        $859,410         $728,551

  Cost of sales            235,788        214,604         702,553          591,155
                          --------       --------        --------         --------

Gross profit                52,220         47,019         156,857          137,396

  Selling, general
  and administrative
  expenses                  31,102         29,083          91,212           87,318
                          --------       --------        --------         --------

Income from operations      21,118         17,936          65,645           50,078

  Interest expense-net         268            594             857            1,561
                          --------       --------        --------         --------

Income before income
  taxes                     20,850         17,342          64,788           48,517

  Provision for income
  taxes                      8,600          7,250          26,700           20,300
                          --------       --------        --------         --------

Net income                $ 12,250       $ 10,092        $ 38,088         $ 28,217
                          --------       --------        --------         --------
                          --------       --------        --------         --------

Net income per share      $    .70       $    .58        $   2.18         $   1.62
                          --------       --------        --------         --------
                          --------       --------        --------         --------

Average number of
  shares outstanding        17,504         17,441          17,510           17,435
                          --------       --------        --------         --------
                          --------       --------        --------         --------


The accompanying notes are an integral part of these condensed income statements.

                         MARSHALL INDUSTRIES
                 CONDENSED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
                           (000'S OMITTED)
                                               Nine Months Ended
                                            February 29,  February 28,
                                                1996         1995
                                            ------------  -----------
Cash flows from operating activities:
  Net income                                     $38,088      $28,217
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization                  5,702        5,531
    Net increase in current assets
    and liabilities                              (40,717)     (16,746)
  Accrued interest on note receivable             (1,228)        (686)
  Other operating activities                          80           18
                                                 --------     --------

Net cash provided by operating activities          1,925       16,334
                                                 --------     --------

Cash flows from investing activities:
  Capital expenditures                            (4,554)      (1,380)
  Note Receivable                                     --      (27,954)
  Deferred software costs                            (52)        (696)
                                                 --------     --------

Net cash used for investing activities            (4,606)     (30,030)
                                                 --------     --------

Cash flows from financing activities:
  Net borrowings (repayments) under
    bank lines of credit                           2,000      (12,000)
  Term loan borrowings                                --       25,000
  Net repayments of other long-term debt            (615)        (930)
  Proceeds from exercise of options                   89          281
                                                 --------     --------

Net cash provided by financing activities          1,474       12,351
                                                 --------     --------

Net decrease in cash                              (1,207)      (1,345)
Cash at the beginning of the period                3,508        3,694
                                                 --------     --------

Cash at the end of the period                    $ 2,301      $ 2,349
                                                 --------     --------
                                                 --------     --------


                         MARSHALL INDUSTRIES
                 CONDENSED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
                           (000'S OMITTED)
                             (CONTINUED)
                                               Nine Months Ended
                                           February 29,  February 28,
                                               1996          1995
                                           ------------  ------------
Supplemental disclosure of cash flow
  information:

  Interest paid during the period                $ 1,919      $ 1,479
                                                 -------      -------

  Income taxes paid during the period            $30,630      $17,224
                                                 -------      -------
                                                 -------      -------


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

In the opinion of the Company, the unaudited condensed financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position as of February 29, 1996 and the results of its operations for the three month and nine month periods and its cash flows for the nine month periods ended February 29, 1996 and February 28, 1995.

NOTE 2:  ACCOUNTING POLICIES

Reference is made to Note 1 of Notes to Financial Statements in the Company's annual report on Form 10-K for the summary of significant accounting policies.

NOTE 3:  INVESTMENT IN SONEPAR ELECTRONIQUE INTERNATIONAL

As described in Note 6 to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended May 31, 1995, the Company invested 151 million French Francs (approximately $27.9 million U.S. dollars) in Sonepar Electronique International, the third largest electronic component distributor in Europe. This investment is in the form of an interest bearing, convertible note guaranteed by a major French bank as to default.


                           MARSHALL INDUSTRIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            OPERATING RESULTS

                     Three Months Ended           Nine Months Ended
                 February 29,   February 28,   February 29,   February 28,
                     1996           1995           1996           1995
                 ------------   ------------   ------------   ------------
Net sales              100.0%         100.0%         100.0%         100.0%

Cost of sales            81.9           82.0           81.8           81.1
                       -------         -------        -------        -------

Gross profit             18.1           18.0           18.2           18.9

Selling, general
  and adminis-
  trative
  expenses               10.8           11.1           10.6           12.0
                       -------         -------        -------        -------

Income from
  operations              7.3            6.9            7.6            6.9

Interest expense
  - net                    .1             .2             .1             .2
                       -------         -------        -------        -------

Income before
  provision for
  income taxes            7.2            6.7            7.5            6.7

Provision for
  income taxes            3.0            2.8            3.1            2.8
                       -------         -------        -------        -------

Net income               4.2%            3.9%           4.4%           3.9%
                       -------         -------        -------        -------
                       -------         -------        -------        -------



Three and Nine Month Periods Ended February 29, 1996 and February 28, 1995:

The increase in net sales for the third quarter and the first nine months of fiscal 1996, as compared to fiscal 1995, was primarily due to an increase in the sales volume of semiconductor products. Sales of semiconductor products increased by $30,240,000 and $127,313,000 for the three and nine month periods ended February 29, 1996, respectively, as compared to the same periods of fiscal 1995. The increase in sales of semiconductor products was mainly the result of continued strong market demand for such products and increased sales of products from suppliers added in recent years.

The Company has experienced industry-wide product shortages and excess supplies from time to time. In recent months, there has been an increase in the availability of products, particularly memory devices. During this period, memory devices have experienced significant market pricing pressures.

The decrease in net margins as a percent of sales for the nine months to date of fiscal 1996, as compared to fiscal 1995, was due to a decline in the margins on many of the Company's major products. This decline in margins resulted from market pressures on the pricing of a number of the Company's products, and an increase in the sales volume of lower margin products. The Company believes that these conditions affecting margins may continue in the near term. Net margins as a percent of sales for the third quarter of fiscal 1996, as compared to fiscal 1995, has remained consistent.

Selling, general, and administrative expenses ("SG&A") increased in dollars for the third quarter and the first nine months of fiscal 1996 as compared to fiscal 1995, largely due to higher salary and incentive costs and information systems enhancements. For the three months ended February 29, 1996, there was also a change in the staffing mix between years with an increase of approximately 30 sales people, partially offset by a net reduction in warehouse and finance clerical staff. In addition, there were increases in advertising and delivery costs. Primarily due to the increase in sales volume, but with relatively lower levels of increase in operating costs to meet this volume increase, SG&A, as a percentage of sales, declined to 10.8% from 11.1% and 10.6% from 12.0% for the three and nine month periods ended February 29, 1996, as compared to the same periods of a year ago.

The decrease in interest expense for the third quarter and first nine months of fiscal 1996, as compared to fiscal 1995, was due primarily to lower borrowing levels in fiscal 1996.

The Company's sources of liquidity at February 29, 1996 consisted principally of working capital of $294,314,000 and unsecured bank lines of credit of $55,000,000 of which $22,000,000 was used. The Company believes that its working capital, borrowing capabilities and additional funds generated from operations should be sufficient to finance its future operations requirements.

                             PART II


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders during the quarter for which this report is filed.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27      Financial Data Schedule

     99.1    Change in Control Agreement
               Dated February 6, 1996--Gordon S. Marshall

     99.2    Change in Control Agreement
               Dated February 7, 1996--Robert Rodin

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MARSHALL INDUSTRIES






April  10, 1996                    /s/ Henry W. Chin
                              ------------------------------
                              Henry W. Chin
                              Vice President, Finance and
                                Chief Financial Officer

                                 Exhibit Index



27      Financial Data Schedule

99.1    Change in Control Agreement
               Dated February 6, 1996--Gordon S. Marshall

99.2    Change in Control Agreement
               Dated February 7, 1996--Robert Rodin