Form 10-K405
period 1996-05-31
MARSHALL INDUSTRIES
filed 1996-08-28
CIK 62765

                SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C. 20549

                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MAY 31, 1996

                / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM _________ TO _________
                                 COMMISSION FILE NUMBER 1-5441

                      ------------------------------------------------------------------------------------
FORM 10-K             MARSHALL INDUSTRIES
                      (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                      ------------------------------------------------------------------------------------

                      CALIFORNIA                                 95-2048764
                      (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
                      INCORPORATION OR ORGANIZATION)

                      9320 TELSTAR AVENUE                        (REGISTRANT'S TELEPHONE NUMBER,
                      EL MONTE, CALIFORNIA 91731-2895            INCLUDING AREA CODE) (818) 307-6000
                      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                      Securities registered pursuant to Section 12(b) of the Act:

                      COMMON STOCK, PAR VALUE $1.00 PER SHARE    NEW YORK STOCK EXCHANGE
                      (TITLE OF EACH CLASS)                      (NAME OF EACH EXCHANGE ON WHICH
                                                                 REGISTERED)

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

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
                amendment to this Form 10-K.    / /

                State the aggregate market value of the voting stock held by non-affiliates of the registrant.

                $439,455,969 (computed on the basis of $26.875 per share, which was the last sale price on the New York Stock Exchange on July 31, 1996).

                Indicate the  number  of  shares  outstanding  of  each  of  the
                Registrant's   classes  of  common  stock,   as  of  the  latest
                practicable date.

DOCUMENTS             (CLASS OF STOCK)                           NUMBER OF OUTSTANDING SHARES AS OF JULY
INCORPORATED          COMMON STOCK, PAR VALUE $1.00 PER SHARE    31, 1996
                                                                 17,128,864
BY REFERENCE          Proxy Statement for Annual Meeting of Shareholders to be held October 22, 1996  PART
                      III
                      ------------------------------------------------------------------------------------

                FORM 10-K
                Marshall Industries
                Year Ended May 31, 1996
- --------------------------------------------------------------------------------
                PART I
                ITEM 1. BUSINESS

GENERAL
                  Marshall Industries ("Marshall" or the "Company") is among the largest domestic distributors of industrial electronic components and production supplies. The Company also provides its customers with a variety of value added services, such as inventory management, kitting, programming of programmable logic devices, and testing services.

                  The  Company  distributes   approximately  125,000   different
                products manufactured by over 50 major suppliers to more than 30,000 customers, including a wide range of original equipment manufacturers, contract manufacturers, and value added resellers. The Company emphasizes responsive customer service through its network of 37 sales and distribution facilities and 3 corporate support and distribution centers in the United States and Canada. This local customer service is supported by advanced on-line management information systems, 24-hour sales and technical support service and an automated distribution facility.

                  The Company supplies and services  a broad range of  products, including semiconductors, passive components, connectors and interconnect products, and computer systems and peripheral products, as well as production supplies. The distribution of electronic components accounted for approximately 94% of total Company sales in each of fiscal 1995 and 1996. The distribution of industrial production supplies accounted for the balance, or 6% of total Company sales in each of such periods. The Company believes it is the largest domestic distributor in sales volume of industrial production supplies to customers in the electronics industry.

                  Distributors have become  an increasingly important  marketing channel for electronics products, permitting manufacturers to market their products economically to a broad range of end-users. Most manufacturers are unable to serve their entire customer base directly and rely on distributors, such as the Company, to extend their marketing operations. Distributors not only provide product, but also provide technical service support to customers. In addition, distributors relieve manufacturers from a portion of the costs associated with selling their products, including large investments in inventories, accounts receivable and personnel. At the same time, distributors offer customers the convenience of diverse inventory, rapid deliveries, credit and a wide range of value-added services.

                  Marshall  is a customer-oriented company which uses automation and information technology to enhance customer service and intimacy. The Company has invested substantial resources to improve its inventory management and information systems, thereby assisting its customers in controlling costs, reducing cycle times and keeping pace with changes in technology. These investments have also increased the Company's efficiency and improved its cost competitiveness. Marshall's extensive line-card provides customers with the opportunity to purchase their electronic component requirements from a single source, thus improving their materials resource planning and facilitating their inventory procurement needs. The Company provides additional support to its customers through field application engineers, electronic data interchange and other value-added services. Marshall also utilizes the Internet to allow customers to access a variety of services, including obtaining product availability information, prices and technical specifications.

                                                                        --------

                FORM 10-K
                Marshall Industries
                Year Ended May 31, 1996

- --------------------------------------------------------------------------------

PRODUCTS AND
SUPPLIERS
                  The  distribution  of  semiconductor  products  accounted  for approximately 73% and 76%, respectively, of total Company sales in fiscal 1995 and 1996. Passive components, connectors and interconnect products accounted for approximately 11% of total Company sales for both of those periods. Sales of computer systems and peripheral products accounted for approximately 10% and 7%, respectively, of total Company sales in fiscal 1995 and 1996. Distribution of industrial production supplies accounted for approximately 6% of total Company sales in each of fiscal 1995 and 1996.

                SEMICONDUCTOR PRODUCTS

                  Texas Instruments ("TI") is the Company's largest supplier  of semiconductor products. TI's semiconductor products accounted for approximately 14% and 15% of total Company sales in fiscal 1995 and 1996, respectively. The Company carries the full range of semiconductor products manufactured by TI and distributes the products of a number of other leading American manufacturers. The Company is also the major distributor in sales volume of Japanese semiconductor products in the United States. Sales of these products accounted for approximately 22% and 23% of total Company sales in fiscal 1995 and 1996, respectively. Additionally, the Company distributes components manufactured by European suppliers, such as Siemens Components, Inc. ("Siemens") and Philips Semiconductors, a North American Philips Company ("Philips").

                  Semiconductor products include memory, logic and  programmable logic devices, microprocessors and microperipheral components. The Company's principal suppliers are Advanced Micro Devices, Inc., Atmel Corporation, Cypress Semiconductor Corporation, Fujitsu, Hitachi, IBM Technology Products, a unit of IBM, Lattice Semiconductor Corporation, Linear Technology, Philips, NEC Electronics, Inc., Siemens, Sony Electronics, Inc., Sharp Electronics Corporation, TI, Toshiba America, Inc., and Xilinx, Inc.

                PASSIVE COMPONENTS, CONNECTORS AND INTERCONNECT PRODUCTS

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

                COMPUTER SYSTEMS AND PERIPHERALS

                  The   Company's  product  offerings   include  liquid  crystal
                displays, optical, hard and floppy disk drives, power supplies, monitors, motherboards for personal computers, and other systems components. Computer Products Inc., Fujitsu, IBM Personal Computer Company, NEC Electronics, Inc., Sharp Electronics Corporation, Sony Components Products, and Toshiba America Information Systems, Inc. are the major suppliers of these products to the Company. Subsequent to May 31, 1996, Quantum Corporation awarded the Company a franchise agreement to distribute its disk drives.

- ---------

- --------------------------------------------------------------------------------

PRODUCTS AND
SUPPLIERS
(CONTINUED)

                INDUSTRIAL PRODUCTION SUPPLIES

                  The   Company  believes  that  it   is  the  largest  domestic
                distributor in sales volume of industrial production supplies to customers in the electronics industry. Such supplies include hand tools, static control products, test equipment, soldering supplies and equipment and work stations. Leading suppliers include Cooper Tools, a division of Cooper Industries, Kester Solder, a division of Litton Industries, Fluke Corporation, Tektronix, Inc., Loctite Corporation and 3M. Although the distribution of industrial production supplies may be distinct from distribution of electronic components, the Company believes that there are certain synergies and strategic benefits from being the leading distributor of industrial production supplies.

                VALUE ADDED SERVICES

                  In addition  to  the  distribution of  products,  the  Company provides a variety of value added services to its customers. The Company provides component testing and assembly, just in time ("JIT") inventory management and delivery systems, programmable logic array and PROM and EPROM programming and certain types of testing services. In recent years, the Company has introduced a number of sophisticated automated inventory procurement and management services for its customers through its electronic data interchange ("EDI") and auto-replenishment programs. The Company also packages electronic components in production ready kits to customers' specifications ("kitting"). Completed kits are typically shipped directly to the customer's production line on a JIT basis. Turnkey manufacturing solutions are offered to meet customer requirements or through alliances with independent contract manufacturers as an extension of the Company's JIT/kitting business. Under such arrangements, the Company supplies components directly to contract manufacturers who perform assembly and testing to produce a completed product to customer specifications. In fiscal 1996, the Company introduced 24-hour sales and technical support services for its customers.

                  As described in Note 8  to the financial statements,  Marshall and Wyle Electronics completed the formation of a value added services joint venture called Accord Contract Services LLC in August, 1996. The joint venture is designed to provide material
                management  services   such   as  component   kitting,   turnkey
                manufacturing solutions and auto-replenishment systems.
- --------------------------------------------------------------------------------

RELATIONSHIP WITH
SUPPLIERS
                  The majority of the products sold by the Company are purchased
                pursuant   to  distributor  agreements.   These  agreements  are
                typically for terms of one year, renewable annually, non-exclusive, and authorize the Company to sell through its sales and distribution locations all or a portion of the products produced by that manufacturer. These agreements may be canceled by either party on short notice and generally provide for a return of the manufacturer's inventory upon cancellation. The Company's ten largest suppliers accounted for approximately 60% of total Company sales in each of fiscal 1995 and 1996. Except for TI, which accounted for 14% and 15% of total Company sales for fiscal 1995 and 1996, respectively, no supplier accounted for more than 10% of total Company sales in such periods. Cancellation of an agreement with, or trade restrictions affecting purchases from, a major supplier could have a material adverse effect upon the Company's business. The Company believes that it has satisfactory relationships with its suppliers, including its Japanese suppliers. Nonetheless, because of uncertainties relating to U.S. trade issues, the possibility exists that continued access to Japanese products could be affected. In addition, the Company cannot determine the direction of U.S. trade policy or its ultimate effect on the competitive environment and the Company's results.

                                                                        --------

                FORM 10-K
                Marshall Industries
                Year Ended May 31, 1996

- --------------------------------------------------------------------------------

RELATIONSHIP WITH
SUPPLIERS
(CONTINUED)

                  Most manufacturers of electronic components, including foreign manufacturers, protect authorized distributors, such as the Company, against potential inventory losses from declining prices and obsolescence. To protect their distributors from declining market prices, most electronic component manufacturers allow their distributors pricing adjustments as products are sold to customers as well as credits on unsold inventory when the manufacturers reduce prices on their price lists. In addition, under the terms of many such agreements, the distributor has the right to return to the manufacturer, for credit, any product classified as obsolete by the manufacturer and a specified portion of other inventory items purchased within a designated period of time. In the event of a termination of a distributor agreement, the manufacturer is generally required to purchase from the distributor the products of such manufacturer carried in the distributor's inventory. In some cases, the repurchase of the inventory requires a restocking charge. Such agreements provide important but not complete protection from inventory losses. No assurance can be given, however, that such price adjustment and return policies will continue.

                  To  service  its  kitting and  turnkey  contract manufacturing customers, the Company must buy a certain amount of products from third parties on a non-franchised basis. Since there are typically no return or price protection provisions applicable to these purchases, there are significantly greater inventory risks associated with kitting and turnkey contract manufacturing orders than with the purchase and stocking of inventory pursuant to its normal distributor agreements.
- --------------------------------------------------------------------------------

SALES AND
MARKETING
                  Distributors  offer electronics  customers the  convenience of immediate price and delivery information, backlog status, diverse off-the-shelf inventories in small and large quantities, rapid deliveries and the financing of their purchases. The Company's electronics distribution business services approximately 30,000 customers, the majority of which are small and medium size companies in the following industries: computers, communications, capital and office equipment, industrial control and medical equipment and systems integration. In recent years, contract manufacturers have also become major customers for electronic component distributors, including the Company, as many original equipment manufacturers have outsourced their purchasing and manufacturing functions to them. No single customer accounted for more than 4% of the Company's sales during any of the last five fiscal years.

                  The Company's products are sold by both field and inside sales people. Sales personnel work directly with customers providing price, delivery, backlog and technical information regarding the products which the Company distributes. Approximately 45% of the Company's employees were involved in sales at May 31, 1996.

                  Most of  the  Company's branches  are  also staffed  by  field application engineers who provide technical assistance to customers in their design of new products. Through this process, Marshall has the opportunity to develop a preferred or exclusive supply relationship with respect to components incorporated into the resulting products. The Company believes that field application engineers play an important role in its marketing efforts.

                  Each sales and distribution center is electronically linked to the Company's central computer system, which provides fully integrated on-line, real-time data with respect to the Company's nationwide inventory levels. The Company's computer system facilitates the control of purchasing and payables, shipping and receiving, and billing and collections. A salesperson may order shipment of a product from any distribution center within a matter of minutes. The Company has made significant investments in its computerized information systems which management

- ---------

- --------------------------------------------------------------------------------

SALES AND
MARKETING
(CONTINUED)
                believes have the capabilities to support future changes and enhancements required to meet market needs and growth. These systems have also allowed the Company to increase its EDI capabilities with its suppliers and customers. Due to the high volume of transactions and the cost competitiveness of the electronics components distribution industry, the Company believes that the expansion and upgrading of its information systems will be an ongoing requirement. In July, 1994, the Company introduced an electronic telecommunications service that allows customers to design, engineer and purchase products via the Internet. In addition, the outside field sales staff has been equipped with laptop computers to increase their customer service and productivity capabilities.

                  The  Company currently has a  national distribution network in the United States and Canada consisting of 37 sales and distribution centers and 3 corporate support and distribution centers. The Company believes that it has sales facilities in all of the major electronic products markets in the United States, including the Los Angeles/Orange County, San Francisco/Silicon Valley, Boston, Chicago, Denver, Philadelphia, Portland, Seattle, Connecticut, Florida, New Jersey, Georgia, Maryland, Minnesota, Ohio, Nevada and Texas areas. In Canada the Company has sales facilities in Toronto, Montreal and Vancouver.

                  As described  in  Note  6 to  the  financial  statements,  the
                Company has made an investment in Sonepar Electronique International, the fourth largest electronic component distributor in Europe.

                  At   May  31,  1996,  the   Company  had  approximately  1,440
                employees, substantially all of whom were employed full-time.
- --------------------------------------------------------------------------------

BACKLOG
                  Information  concerning  backlog   is  not   material  to   an
                understanding of the Company's business, as the Company's objective is to ship orders on the same day they are received unless the customer has requested a specific future delivery date on an order. Additionally, it is common industry practice for customers, in most cases, to be able to re-schedule or cancel orders for standard products with future delivery dates without significant penalties. In the electronics industry, the book-to-bill ratio, which is the ratio of sales orders received to shipments made, is commonly used as an indicator of business trends. A book-to-bill ratio greater than 1.00 reflects bookings
                in  excess  of  billings  and  thus  increasing  sales   trends.
                Following several years of generally positive book-to-bill ratios for both the industry and the Company, in late calendar 1995 the semiconductor book-to-bill ratio as well as the Company's book-to-bill ratios began declining and are currently below 1.00.
- --------------------------------------------------------------------------------

CERTAIN
CONSIDERATIONS

                CYCLICAL NATURE OF ELECTRONICS INDUSTRY; FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

                  The  Company's business is affected  by the cyclical nature of the electronics industry and overall trends in the general economy. The electronics distribution industry is very sensitive to fluctuating market conditions, primarily caused by changes in the supply and demand for electronic products, which impact product availability and prices. As a result, the Company's financial results may reflect significant variations from period to period due to these factors. Other factors which affect operating results include but are not limited to availability of products from suppliers, the product mix sold by the Company, price competition for products sold by the Company, price decreases or obsolescence on inventory that is not price protected or returnable to suppliers, and the Company's customers' ability to pay their obligations.

                                                                        --------

                FORM 10-K
                Marshall Industries
                Year Ended May 31, 1996

- --------------------------------------------------------------------------------

CERTAIN
CONSIDERATIONS
(CONTINUED)

                NATURE OF DISTRIBUTOR AGREEMENTS

                  The Company's distributor  agreements with  its suppliers  are non-exclusive. Consequently, the Company competes with numerous other distributors who sell the same or similar products, as well as with its suppliers, which tend to sell directly to their larger customers. The distributors' customers are generally smaller and less credit worthy than the principal customers of the suppliers. The Company's distributor agreements are also terminable on short notice. Suppliers have from time to time terminated such agreements with the Company and there can be no assurance that such terminations will not occur in the future. The Company's ten largest suppliers accounted for approximately 60% of the Company's total sales in each of fiscal 1995 and 1996. The loss of a key supplier could have a material adverse effect upon the Company and its future results of operations.

                PRODUCT SUPPLIES AND PRICING

                  From time  to  time,  the  industry  has  experienced  product shortages and excess supplies. The prices and margins on the Company's products are often materially impacted by these product shortages and excess supplies. Since late calendar 1995, there has been an increase in the availability of electronic component products, particularly memory devices. Since that time, memory devices have experienced significant market pricing and margin pressures.

                COMPETITION

                  Supplying  and servicing the electronics  industry is a highly competitive business. The Company competes with other large national distributors, numerous local and regional distributors, as well as some of the Company's suppliers. The Company believes that competition is based primarily on customer service, product lines, product availability, competitive pricing and technical information, as well as value added services.

                  From time  to time,  the Company  has experienced  competition from "unauthorized" U.S. distributors and brokers of electronic components who purchase these products from various sources, including sources outside the United States, at prices below those which the Company may purchase such products directly from its suppliers. In addition, a limited number of the Company's customers have moved their manufacturing operations out of the United States in recent years. Such changes have not had a material impact on the Company's business.

                DEPENDENCE UPON KEY PERSONNEL

                  The Company's success depends to a significant extent upon the continued contributions of its management and key employees. The loss of these key employees could adversely impact the Company. The Company's future success will also depend in part upon its ability to attract and retain highly qualified personnel.
- --------------------------------------------------------------------------------

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

- ---------

- --------------------------------------------------------------------------------

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

                  The  Company  leases  its  remaining  sales  and  distribution facilities. They are located in cities throughout the United States and Canada, vary in size depending on sales volume and are subject to leases whose initial terms expire at various dates through fiscal 2002. Substantially all of those leases include renewal provisions.

                  In  the  opinion of  the Company,  the current  facilities are adequate for the Company's operating requirements.
- --------------------------------------------------------------------------------

                ITEM 3. LEGAL PROCEEDINGS

                  There are no material pending  legal proceedings to which  the
                Company is a party.
- --------------------------------------------------------------------------------

                ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No  matter was submitted to a  vote of security holders during the quarter ended May 31, 1996.
- --------------------------------------------------------------------------------

                PART II
                ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                      STOCKHOLDER MATTERS

                  The Company's Common  Stock is  listed on the  New York  Stock
                Exchange under the symbol MI. The following table shows, for the periods indicated, the published closing sale prices per share for the Company's Common Stock.

- --------------------------------------------------------
                                      High         Low
- --------------------------------------------------------
FISCAL YEAR 1995
  First Quarter                      $ 25  3/8    $ 20  1/4
  Second Quarter                       26  1/2      23  3/8
  Third Quarter                        26  3/4      22  3/4
  Fourth Quarter                       28  1/2      25  1/4
- --------------------------------------------------------
FISCAL YEAR 1996
  First Quarter                      $ 35         $ 26  1/4
  Second Quarter                       37  3/4      32
  Third Quarter                        35  1/8      29  3/4
  Fourth Quarter                       32  1/4      29  1/2
- --------------------------------------------------------

                  The Company had  approximately 6,000 shareholders  at May  31,
                1996. It has never paid a cash dividend. Earnings have been retained to provide for the growth and expansion of the Company's business.

                                                                        --------

                FORM 10-K
                Marshall Industries
                Year Ended May 31, 1996
- --------------------------------------------------------------------------------
                ITEM 6. SELECTED FINANCIAL DATA

                  The  following table  sets forth selected  financial data with respect to the statements of income of the Company for the five fiscal years ended May 31, 1996, and the balance sheets of the Company at year end for each of those years. The selected financial data is derived from financial statements for such years and at such dates as audited by Arthur Andersen LLP, independent public accountants, including the statements of income for the three years ended May 31, 1996, and the balance sheets at May 31, 1995 and 1996 included elsewhere herein.

- --------------------------------------------------------------------------------

STATEMENTS OF
INCOME

Years Ended May 31,                                   1992      1993      1994       1995        1996
- --------------------------------------------------------------------------------------------------------
                                                          (In thousands except for per share data)
Net sales                                           $575,223  $652,899  $822,548  $1,009,315  $1,164,812
Cost of sales                                        441,709   502,955   652,121     820,571     955,331
- --------------------------------------------------------------------------------------------------------
  Gross profit                                       133,514   149,944   170,427     188,744     209,481
Selling, general and administrative expenses          98,917   108,394   112,220     117,287     123,188
- --------------------------------------------------------------------------------------------------------
  Income from operations                              34,597    41,550    58,207      71,457      86,293
Interest expense and other -- net(1)                   2,689     2,016     1,931       1,916         989
- --------------------------------------------------------------------------------------------------------
  Income before provision for income taxes            31,908    39,534    56,276      69,541      85,304
Provision for income taxes                            12,615    15,640    23,105      29,130      35,250
- --------------------------------------------------------------------------------------------------------
Net income                                          $ 19,293  $ 23,894  $ 33,171  $   40,411  $   50,054
- --------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------
Net income per share(2)                             $   1.13  $   1.38  $   1.91  $     2.32  $     2.86
- --------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------
Cash dividends per share(3)                               --        --        --          --          --
- --------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding         17,114    17,278    17,357      17,439      17,507

- --------------------------------------------------------------------------------

BALANCE SHEETS --
SUMMARY

May 31,                                               1992      1993      1994       1995        1996
- --------------------------------------------------------------------------------------------------------
                                                                       (In thousands)
Working capital                                     $162,080  $206,970  $229,019  $  254,394  $  284,508
Total assets                                         273,429   330,844   363,659     423,307     472,611
Long-term debt, net of current portion                36,216    54,468    34,742      45,205      25,000
Shareholders' investment                             178,464   202,791   238,716     279,752     329,994

- --------------------------------------------------------------------------------

                (1) Amounts are net of interest income of $1.2 million and $1.7 million in 1995 and 1996, respectively.
                (2) Net income per share is computed on the basis of the weighted average common and common equivalent shares outstanding during each year. All amounts have been restated to reflect the two for one stock split on February 28, 1994.
                (3) The Company has never paid a cash dividend. Earnings have been retained to provide for the growth and expansion of the Company's business.

- ---------

- --------------------------------------------------------------------------------

                ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF
OPERATIONS
                  The following  table sets  forth items  in the  statements  of income as a percent of net sales for periods shown:

- -------------------------------------------------------------
Years Ended May 31,                   1994     1995     1996
- -------------------------------------------------------------
Net sales                             100.0%   100.0%   100.0%
Cost of sales                          79.3     81.3     82.0
- -------------------------------------------------------------
  Gross profit                         20.7     18.7     18.0
Selling, general and administrative
  expenses                             13.7     11.6     10.6
- -------------------------------------------------------------
  Income from operations                7.0      7.1      7.4
Interest expense and other--net          .2       .2       .1
- -------------------------------------------------------------
  Income   before   provision   for
    income taxes                        6.8      6.9      7.3
Provision for income taxes              2.8      2.9      3.0
- -------------------------------------------------------------
Net income                              4.0%     4.0%     4.3%
- -------------------------------------------------------------
- -------------------------------------------------------------

                  As an  aid to  understanding the  results of  operations,  the following is a summary of the Company's unaudited quarterly results of operations for fiscal years 1994, 1995 and 1996 (in thousands except for per share data):

- -------------------------------------------------------------------------------------
                                 First     Second      Third     Fourth
1994                            Quarter    Quarter    Quarter    Quarter      Year
- -------------------------------------------------------------------------------------
Net sales                      $ 199,807  $ 200,594  $ 197,628  $ 224,519  $  822,548
Gross profit                      42,900     42,740     40,767     44,020     170,427
Net income                         7,487      8,643      7,819      9,222      33,171
Net income per share                 .43        .50        .45        .53        1.91

1995
- -------------------------------------------------------------------------------------
Net sales                      $ 223,101  $ 243,827  $ 261,623  $ 280,764  $1,009,315
Gross profit                      44,112     46,265     47,019     51,348     188,744
Net income                         8,736      9,389     10,092     12,194      40,411
Net income per share                 .50        .54        .58        .70        2.32

1996
- -------------------------------------------------------------------------------------
NET SALES                      $ 275,870  $ 295,532  $ 288,008  $ 305,402  $1,164,812
GROSS PROFIT                      50,945     53,692     52,220     52,624     209,481
NET INCOME                        12,199     13,639     12,250     11,966      50,054
NET INCOME PER SHARE                 .70        .78        .70        .68        2.86

                  All  per share amounts  have been restated  to reflect the two for one stock split on February 28, 1994.

                                                                        --------

                FORM 10-K
                Marshall Industries
                Year Ended May 31, 1996

- --------------------------------------------------------------------------------

FISCAL 1996
COMPARED TO FISCAL
1995
                  The increase  in net  sales for  fiscal 1996,  as compared  to fiscal 1995, was almost entirely due to an increase in the sales volume of semiconductor products. As compared to last year, sales of such products increased by $152,911,000. The increase in the sales of semiconductor products was mainly the result of continuing strong market demand for these products. The sales volume of most of the Company's other major products remained relatively unchanged, as compared to the prior year.

                  The Company has experienced industry-wide shortages and excess supplies from time to time. Beginning the latter part of calendar 1995, there has been an increase in the availability of products, particularly memory devices. Since that time, memory devices have experienced significant market pricing and margin pressures. Memory products accounted for approximately 19% and 22% of the Company's net sales for fiscal 1996 and 1995, respectively.

                  The  decrease in gross profit as a percent of sales for fiscal
                1996, as compared to fiscal 1995, was due to a decline in the margins on many of the Company's major products. This decline in margins mainly resulted from market pressures on the pricing of a number of the Company's products. The Company believes that these conditions affecting margins may continue in the near term.

                  The increase in selling,  general and administrative  ("SG&A")
                expenses,  in  dollars for  fiscal 1996,  as compared  to fiscal
                1995, was mainly due to the addition of approximately 50 salespeople and several senior managers, partly offset by a reduction in warehouse and accounting clerical headcount. Salary adjustments and increases in incentive payments from the Company's higher profitibility levels also contributed to the increase in SG&A expenses in fiscal 1996, as compared to fiscal 1995. In addition, there were increases in expenses from information systems enhancement projects, and higher delivery and advertising costs. Primarily due to the increase in sales volume with lower levels of increase in operating costs to meet this volume, SG&A as a percentage of sales declined to 10.6% for fiscal 1996 as compared to 11.6% for fiscal 1995.

                  Interest  expense, net of interest income, decreased in fiscal
                1996 due primarily to overall lower levels of borrowings.
- --------------------------------------------------------------------------------

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

                  The  decrease in gross profit for  fiscal 1995, as compared to fiscal 1994, resulted from market pressures on the pricing of most of the Company's products, including value added products, and an increase in the sales volume of lower margin products, primarily memory products.

                  The increase in SG&A expenses, in dollars, for fiscal 1995, as compared to fiscal 1994, was primarily due to higher operating costs to meet the requirements from the significant increase in sales volume. SG&A expenses as a percentage of sales declined to 11.6% for fiscal 1995 as compared to 13.7% for fiscal 1994. Of the $5,067,000 increase in SG&A expenses for fiscal 1995, compared to fiscal 1994, approximately $2,200,000 was attributable to higher salaries, incentives and fringe benefits. There were also increases in delivery costs and bad debt expense, mostly due to higher sales volume.

                  Interest  expense,  net of  interest  income, for  fiscal 1995 remained at relatively the same amount as fiscal 1994, as the lower borrowing levels were offset by higher interest rates.

- --------

- --------------------------------------------------------------------------------

LIQUIDITY AND
CAPITAL
RESOURCES
                  The  Company  has  been  able  to  fund  its  working  capital requirements for the past three years through cash flow from operations and bank borrowings.

                  For  the three  years ended May  31, 1996,  cash provided from operating activities amounted to $67,250,000. This cash was used primarily for debt repayment of $56,231,000 and capital expenditures of $9,901,000. Costs incurred for the field sales automation program and upgrade and expansion of the Company's information system accounted for a significant portion of the capital expenditures for the last three years.

                  The Company's sources of liquidity  at May 31, 1996  consisted principally of working capital of $284,508,000 and unsecured bank credit lines of $55,000,000, of which there were no borrowings outstanding as of May 31, 1996. Subsequent to May 31, 1996, the aggregate amount of the unsecured credit lines was increased to $70,000,000. As described in Note 4 to the financial statements, the credit lines were increased to primarily meet the requirements of the stock repurchase program authorized by the Board of Directors in May, 1996. The Company believes that its working capital, borrowing capabilities, and the funds generated from operations should be sufficient to finance its anticipated operational requirements.

                                                                        --------

                FORM 10-K
                Marshall Industries
                Year Ended May 31, 1996

- --------------------------------------------------------------------------------

                ITEM 8. FINANCIAL STATEMENTS
                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO MARSHALL
INDUSTRIES:
                  We have audited  the accompanying balance  sheets of  Marshall
                Industries (a California corporation) as of May 31, 1995 and 1996, and the related statements of income, shareholders' investment and cash flows for each of the three years in the period ended May 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                  In  our opinion,  the financial  statements referred  to above present fairly, in all material respects, the financial position of Marshall Industries as of May 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 1996, in conformity with generally accepted accounting principles.

                                                 ARTHUR ANDERSEN LLP

                Los Angeles, California
                July 19, 1996
                (except with respect to the
                matters discussed in Note 8, as to which the date is August 8, 1996)

- --------

                BALANCE SHEETS
                Marshall Industries
- --------------------------------------------------------------------------------

ASSETS                May 31,                                                          1995       1996
                      -----------------------------------------------------------------------------------
                                                                                         (Dollars in
                                                                                          thousands)
                      CURRENT ASSETS:
                        Cash                                                         $   3,508  $   2,208
                        Receivables, less reserves of $6,775 in 1995 and
                          $8,405 in 1996                                               137,892    140,785
                        Inventories                                                    196,097    240,882
                        Prepaid expenses                                                   507        759
                        Deferred income tax benefits (Note 3)                           10,216     13,845
                      -----------------------------------------------------------------------------------
                            Total current assets                                       348,220    398,479
                      -----------------------------------------------------------------------------------
                      PROPERTY, PLANT AND EQUIPMENT, at cost (Note 1):
                        Land                                                             8,863      8,863
                        Buildings and improvements                                      34,282     34,552
                        Equipment, furniture, fixtures and other                        22,291     23,181
                        Computer equipment                                              20,929     12,179
                      -----------------------------------------------------------------------------------
                                                                                        86,365     78,775
                        Accumulated depreciation and amortization                      (45,704)   (38,610)
                      -----------------------------------------------------------------------------------
                                                                                        40,661     40,165
                      NOTE RECEIVABLE (Note 6)                                          29,050     30,689
                      OTHER ASSETS -- NET (Note 1)                                       5,376      3,278
                      -----------------------------------------------------------------------------------
                                                                                     $ 423,307  $ 472,611
                      -----------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------
LIABILITIES AND
SHAREHOLDERS'
INVESTMENT            CURRENT LIABILITIES:
                        Current portion of long-term debt (Note 2)                   $     410  $      --
                        Accounts payable                                                80,055     98,686
                        Other accrued liabilities including salaries and wages          10,561     14,171
                        Income taxes payable                                             2,800      1,114
                      -----------------------------------------------------------------------------------
                            Total current liabilities                                   93,826    113,971
                      -----------------------------------------------------------------------------------
                      LONG-TERM DEBT (Note 2)                                           45,205     25,000
                      DEFERRED INCOME TAX LIABILITIES (Note 3)                           4,524      3,646
                      COMMITMENTS AND CONTINGENCIES (Note 4)
                      SHAREHOLDERS' INVESTMENT (Notes 1 and 5):
                        Common stock, $1.00 par value
                          Shares authorized -- 40,000,000
                          Shares issued and outstanding -- 17,268,864 in 1995 and
                            17,278,864 in 1996                                          17,269     17,279
                        Additional paid-in capital                                      53,475     53,653
                        Retained earnings                                              209,008    259,062
                      -----------------------------------------------------------------------------------
                                                                                       279,752    329,994
                      -----------------------------------------------------------------------------------
                                                                                     $ 423,307  $ 472,611
                      -----------------------------------------------------------------------------------
                      -----------------------------------------------------------------------------------
                      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                                                                        --------

                STATEMENTS OF INCOME
                Marshall Industries

- --------------------------------------------------------------------------------

                      For the Years Ended May 31,                      1994        1995        1996
                      --------------------------------------------------------------------------------
                                                                      (In thousands except per share
                                                                                   data)
                      Net sales                                      $ 822,548  $1,009,315  $1,164,812
                      Cost of sales                                    652,121     820,571     955,331
                      --------------------------------------------------------------------------------
                        Gross profit                                   170,427     188,744     209,481
                      Selling, general and administrative expenses     112,220     117,287     123,188
                      --------------------------------------------------------------------------------
                        Income from operations                          58,207      71,457      86,293
                      Interest expense, net (Note 1)                     1,931       1,916         989
                      --------------------------------------------------------------------------------
                        Income before provision for income taxes        56,276      69,541      85,304
                      Provision for income taxes (Notes 1 and 3)        23,105      29,130      35,250
                      --------------------------------------------------------------------------------
                      NET INCOME                                     $  33,171  $   40,411  $   50,054
                      --------------------------------------------------------------------------------
                      --------------------------------------------------------------------------------

                      NET INCOME PER SHARE (Note 1)                      $1.91       $2.32       $2.86
                      --------------------------------------------------------------------------------
                      --------------------------------------------------------------------------------
                      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

- ---------

                STATEMENTS OF SHAREHOLDERS' INVESTMENT
                Marshall Industries
                For the Years Ended May 31, 1994, 1995 and 1996

- --------------------------------------------------------------------------------

                                                                                      Common Stock        Additional
                                                                                ------------------------    Paid-in     Retained
                                                                                   Shares       Amount      Capital     Earnings
                          --------------------------------------------------------------------------------------------------------
                                                                                              (Dollars in thousands)
                          BALANCE, MAY 31, 1993                                    17,037,864  $  17,038   $  50,327   $   135,426
                            Compensation expense related to nonqualified stock
                              options (Note 5)                                             --         --         103            --
                            Exercise of stock options                                 194,000        194       1,276            --
                            Tax benefit from stock options exercised                       --         --       1,181            --
                            Net income                                                     --         --          --        33,171
                          --------------------------------------------------------------------------------------------------------

                          BALANCE, MAY 31, 1994                                    17,231,864     17,232      52,887       168,597
                            Compensation expense related to nonqualified stock
                              options (Note 5)                                             --         --          92            --
                            Exercise of stock options                                  37,000         37         252            --
                            Tax benefit from stock options exercised                       --         --         244            --
                            Net income                                                     --         --          --        40,411
                          --------------------------------------------------------------------------------------------------------

                          BALANCE, MAY 31, 1995                                    17,268,864     17,269      53,475       209,008
                            Compensation expense related to nonqualified stock
                              options (Note 5)                                             --         --          30            --
                            Exercise of stock options                                  10,000         10          79            --
                            Tax benefit from stock options exercised                       --         --          69            --
                            Net income                                                     --         --          --        50,054
                          --------------------------------------------------------------------------------------------------------
                          BALANCE, MAY 31, 1996                                    17,278,864  $  17,279   $  53,653   $   259,062
                          --------------------------------------------------------------------------------------------------------
                          --------------------------------------------------------------------------------------------------------
                          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                                        --------

                STATEMENTS OF CASH FLOWS
                Marshall Industries

- --------------------------------------------------------------------------------

                    For the Years Ended May 31,                                          1994      1995      1996
                    -----------------------------------------------------------------------------------------------
                                                                                          (Dollars in thousands)
CASH FLOWS FROM     Net income                                                         $ 33,171  $ 40,411  $ 50,054
                    Adjustments to reconcile netincome to net cash
OPERATING
                      provided by operating activities:
ACTIVITIES:
                        Depreciation and amortization                                     8,194     7,566     7,877
                        Provision for bad debts                                           1,704     3,339     2,964
                        Interest on note receivable                                          --    (1,096)   (1,639)
                        Change in current assets and liabilities:
                          Increase in receivables                                       (21,073)  (20,742)   (5,857)
                          Increase in inventories                                       (17,473)  (15,344)  (44,785)
                          Increase in accounts payable                                   16,711     9,216    18,631
                          Increase in other accrued liabilities, including salaries
                            and wages                                                       350       870     3,610
                          Increase (decrease) in income taxes payable                       514       (64)   (1,686)
                        Deferred income tax benefit, net                                 (1,198)   (2,816)   (4,507)
                        Other                                                               462        70      (184)
                    -----------------------------------------------------------------------------------------------
                          Total adjustments                                             (11,809)  (19,001)  (25,576)
                    -----------------------------------------------------------------------------------------------
                          Net cash provided by operating activities                      21,362    21,410    24,478
- -------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM     Capital expenditures, net                                            (1,771)   (2,861)   (5,269)
INVESTING           Note receivable                                                          --   (27,954)       --
ACTIVITIES:         Deferred software costs                                                  --      (829)      (52)
                    -----------------------------------------------------------------------------------------------
                          Net cash used in investing activities                          (1,771)  (31,644)   (5,321)
- -------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM     Net repayments under bank credit lines                              (18,000)  (10,000)  (20,000)
FINANCING           Repayments of long-term debt                                         (2,131)   (5,485)     (615)
ACTIVITIES:         Term loan borrowings                                                     --    25,000        --
                    Stock options                                                         2,651       533       158
                    -----------------------------------------------------------------------------------------------
                          Net cash provided by (used in) financing activities           (17,480)   10,048   (20,457)
                    -----------------------------------------------------------------------------------------------
                    Net increase (decrease) in cash                                       2,111      (186)   (1,300)
                    Cash at beginning of year                                             1,583     3,694     3,508
                    -----------------------------------------------------------------------------------------------
                    Cash at end of year                                                $  3,694  $  3,508  $  2,208
                    -----------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL        Cash paid during the year for the following:
DISCLOSURES OF
CASH FLOW
INFORMATION:
                      Interest                                                         $  2,052  $  2,691  $  2,399
                    -----------------------------------------------------------------------------------------------
                    -----------------------------------------------------------------------------------------------
                      Income taxes                                                     $ 23,132  $ 31,435  $ 41,253
                    -----------------------------------------------------------------------------------------------
                    -----------------------------------------------------------------------------------------------
                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

- ---------

                NOTES TO FINANCIAL STATEMENTS
                Marshall Industries
                May 31, 1996
- --------------------------------------------------------------------------------
NOTE 1.
SUMMARY OF
SIGNIFICANT
ACCOUNTING
POLICIES

                NATURE OF OPERATIONS:

                  Through  a network of 37 sales and distribution facilities and
                3 corporate support and distribution centers in the United States and Canada, the Company supplies and services a broad range of products, including semiconductors, passive components, connectors and interconnect products, and computer systems and peripheral products, as well as production supplies.

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

                INTEREST EXPENSE:

                  Interest income of $1,180,000 and $1,711,000 is netted against interest expense in fiscal 1995 and 1996, respectively. Interest income was not material in fiscal 1994.

                TAX DEFERRED PROFIT SHARING PLAN:

                  Under the provisions of  the Marshall Industries Tax  Deferred
                Profit Sharing Plan (the "Plan"), participating employees may agree to defer from two to twelve percent, with certain limitations, of their earnings each payroll period, and such amount is deposited in a nonforfeitable, fully vested trust account for the employees' benefit. The Company contributes quarterly an amount equal to 50 percent of the employees' contributions, limited to 3% of such employee earnings for the quarter, reduced by employee forfeitures of prior Company contributions. Company contributions may be limited to the extent of net profits and must be invested in the Company's common stock. The Plan, however, may not own more than 20 percent of the Company's outstanding shares. At May 31, 1996, the Plan owned less than 2% of the Company's outstanding shares. Company contributions and expenses related to the Plan amounted to $1,125,000 in 1994, $1,141,000 in 1995 and $1,538,000 in
                1996.

                INCOME TAXES:

                  The  Company  has  adopted Statement  of  Financial Accounting
                Standards (SFAS) No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted tax rates.

                                                                        --------

                NOTES TO FINANCIAL STATEMENTS
                Marshall Industries
                May 31, 1996

- --------------------------------------------------------------------------------

NOTE 1.
SUMMARY OF
SIGNIFICANT
ACCOUNTING
POLICIES
(CONTINUED)

                CASH AND ACCOUNTS PAYABLE:

                  The   Company's   banking  system   provides  for   the  daily
                replenishment of its bank accounts for check clearing requirements. Accordingly, outstanding checks of $11,169,000 and $16,354,000 that had not yet been paid by the Company's banks at May 31, 1995 and 1996, respectively, are reflected in cash and accounts payable in the accompanying financial statements.

                INVENTORIES:

                  The Company values  its inventories  at the  lower of  average cost or market.

                SHAREHOLDERS' INVESTMENT:

                  The  Company  has authorized  200,000 shares  of no  par value preferred stock, of which none was outstanding at May 31, 1995 or 1996.

                CAPITALIZED DEFERRED SOFTWARE COSTS:

                  Deferred  software  costs  are included  in  other  assets and represent payments to vendors for the design, purchase and implementation of the computer software for the Company's operating and financial systems. Such deferred costs, aggregating to $10,140,000, are amortized over periods not to exceed five years. At May 31, 1995 and 1996, the accumulated amortization of such costs were $5,084,000 and $7,196,000, respectively.

                NET INCOME PER SHARE:

                  Per share  amounts  are  computed on  the  basis  of  weighted average common and common equivalent shares outstanding (17,357,000 in 1994, 17,439,000 in 1995 and 17,507,000 in 1996).
                Common equivalent shares include the dilutive effect of outstanding stock options, if applicable. All share and per share data included in these financial statements have been restated to reflect the two-for-one stock split on February 28, 1994.

                USE OF ESTIMATES:

                  The preparation  of financial  statements in  conformity  with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that these estimates and assumptions provide a reasonable basis for the fair presentation of the financial statements.

                CONCENTRATION OF CREDIT RISK:

                  The Company  places  its  cash  in  what  it  believes  to  be credit-worthy financial institutions. However, cash balances exceed FDIC insured levels at various institutions. In addition, the Company has significant receivables from certain customers.

                LONG-LIVED ASSETS:

                  The Financial Accounting Standards Board ("FASB") has recently issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The Company will formally adopt

- ---------

- --------------------------------------------------------------------------------

NOTE 1.
SUMMARY OF
SIGNIFICANT
ACCOUNTING
POLICIES
(CONTINUED)
                SFAS 121 in the first quarter of fiscal year 1997. The Company has considered the impact of SFAS 121 and believes it will have no material impact on its financial position or results of operations.

                STOCK BASED COMPENSATION:

                  In October  1995,  the  FASB  issued  Statement  of  Financial
                Accounting   Standards  No.  123,  "Accounting  for  Stock-Based
                Compensation" ("SFAS 123"). SFAS 123 is effective for fiscal years beginning after December 15, 1995 and encourages, but does not require a fair value based method of accounting for employee stock options or similar equity instruments. The Company expects to adopt SFAS 123 in fiscal 1997 and will continue to measure compensation cost under APB 25 and comply with the pro forma disclosure requirements. The Company believes there will be no adjustment to reflect the adoption of SFAS 123.
- --------------------------------------------------------------------------------

NOTE 2.
LONG-TERM DEBT
                  Long-term debt consists of the following (in thousands):

                                                        May 31,
- --------------------------------------------------------------------
                                                     1995     1996
- --------------------------------------------------------------------
Bank credit lines                                   $20,000  $    --
Term loan (Note 6)                                   25,000   25,000
Industrial revenue bonds:
  75.8% of prime, due through 1996                      615       --
- --------------------------------------------------------------------
                                                     45,615   25,000
Less current portion                                    410       --
- --------------------------------------------------------------------
                                                    $45,205  $25,000
- --------------------------------------------------------------------
- --------------------------------------------------------------------

                BANK CREDIT LINES

                  The Company  has revolving  credit  line agreements  with  two major banks to borrow up to $55,000,000 in the aggregate. These unsecured credit line agreements, with borrowing limits of up to $25,000,000 and $30,000,000 each, mature on September 30, 1998.
                The interest rates under these credit lines are determined at the time of borrowing based on a choice of options as specified in the agreements. The options range from floating rates of LIBOR, IBOR, certificate of deposit, offshore, or banker's acceptance plus 1/2%, up to prime rate. At May 31, 1996, the prime rate was 8.25%. A commitment fee is payable based on 1/4% per annum on the daily average unused amounts of the lines of credit. In addition, both banks require a facility fee of 1/8% per annum on the commitment balance. There are no compensating balance requirements.

                  The terms  of these  credit  agreements require  the  Company, among other things, to maintain a minimum net worth of $230,000,000 which is adjusted upward quarterly by 70 percent of net income and 70 percent of net proceeds from any sales of capital stock or subordinated debentures. At May 31, 1996, at least $280,703,000 of shareholders' investment was required to meet this covenant. The credit agreements also require the Company to meet certain specified working capital and financial ratios and not to make capital expenditures or incur lease liabilities in excess of certain specified amounts. The Company is in compliance with all conditions and covenants of these agreements.

                                                                        --------

                NOTES TO FINANCIAL STATEMENTS
                Marshall Industries
                May 31, 1996

- --------------------------------------------------------------------------------

NOTE 2.
LONG-TERM DEBT
(CONTINUED)

                  Subsequent to May  31, 1996,  the Company amended  one of  its revolving credit line agreements to allow the Company to borrow up to $70,000,000 under these agreements in aggregate. There were no other changes to the terms of the credit line agreements. This increase in borrowing capabilities was done primarily to meet the requirements of the stock repurchase program described in Note 4.

                TERM LOAN

                  In August 1994, the Company obtained an unsecured term loan in the amount of $25,000,000 with principal repayment due on September 30, 1997. The Company has the option of repaying the loan, or a portion thereof, prior to the maturity date. The interest rate on the loan is based on the 90 day LIBOR rate plus 1/2%. At May 31, 1996 the interest rate on the loan was 5.94%. The term loan agreement requires the Company to maintain a minimum net worth ($260,638,000 at May 31, 1996) and to meet certain specified working capital and financial ratios. The agreement prohibits capital expenditures in excess of specified amounts and issuance of debt, guarantees, loans or advances beyond specified amounts. The Company is in compliance with all conditions and covenants of the term loan agreement.

                MATURITIES OF LONG-TERM DEBT

                  Long-term debt at May 31, 1996 is payable in fiscal 1998.

                  The Company's  bank credit  lines,  term loan  and  industrial revenue bonds approximate fair value as they bear floating interest rates.
- --------------------------------------------------------------------------------

NOTE 3.
INCOME TAXES
                  The provision for income taxes  consists of the following  (in thousands):

- ----------------------------------------------------------------------------------
Current:                                             1994       1995       1996
- ----------------------------------------------------------------------------------
  Federal                                          $  19,357  $  25,675  $  31,458
  State                                                4,946      6,271      8,299
- ----------------------------------------------------------------------------------
                                                      24,303     31,946     39,757
- ----------------------------------------------------------------------------------
Deferred:
  Federal                                             (1,024)    (2,435)    (3,615)
  State                                                 (174)      (381)      (892)
- ----------------------------------------------------------------------------------
                                                      (1,198)    (2,816)    (4,507)
- ----------------------------------------------------------------------------------
        Total                                      $  23,105  $  29,130  $  35,250
- ----------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------

                  The difference between the income tax provision at the Federal
                statutory   rate  and  the  recorded  income  tax  provision  is
                reconciled as follows (in thousands):

- ----------------------------------------------------------------------------------
                                                     1994       1995       1996
- ----------------------------------------------------------------------------------
Computed Federal income taxes at
  the statutory rate                               $  19,697  $  24,339  $  29,856
State income taxes, net of Federal income tax
  benefit                                              3,102      3,829      4,814
Other, net                                               306        962        580
- ----------------------------------------------------------------------------------
Provision for income taxes                         $  23,105  $  29,130  $  35,250
- ----------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------

- ---------

- --------------------------------------------------------------------------------

NOTE 3.
INCOME TAXES
(CONTINUED)

                  As of May 31, 1995 and 1996, deferred tax assets (liabilities)
                were comprised of the following (in thousands):

- -----------------------------------------------------------------------------------
                                                                 1995       1996
- -----------------------------------------------------------------------------------
Operating reserves                                             $   6,152  $   8,157
Tax depreciation in excess of book amounts                        (3,087)    (2,824)
Capitalization of deferred software costs for book purposes       (1,540)      (927)
Capitalization of inventory costs for income tax purposes          1,136        790
State tax provision                                                1,148      1,522
Vacation expense accrued for book purposes                           913        986
Other, net                                                           970      2,495
- -----------------------------------------------------------------------------------
        Total net deferred tax asset                           $   5,692  $  10,199
- -----------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------

                  As of May 31, 1996, the Company had total deferred tax  assets of $13,845,000 and total deferred tax liabilities of $3,646,000. The Company did not record any valuation allowances against deferred tax assets at May 31, 1996.
- --------------------------------------------------------------------------------

NOTE 4.
COMMITMENTS AND
CONTINGENCIES

                LEASE COMMITMENTS:

                  The Company  leases  certain facilities  and  equipment  under operating leases expiring at various dates through fiscal year 2002. The aggregate rent expense for all operating leases was $2,324,000 in 1994, $2,665,000 in 1995 and $2,323,000 in 1996.

                  The  future minimum lease payments  under all leases are shown below (in thousands):

- ------------------------------------------------------------------------------------
                                                                    Operating Leases
- ------------------------------------------------------------------------------------
Year Ending May 31 --
  1997                                                                  $   1,733
  1998                                                                      1,219
  1999                                                                        678
  2000                                                                         36
  2001                                                                        (64)
  Thereafter                                                                   40
- ------------------------------------------------------------------------------------
                                                                        $   3,642
- ------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------

                  Amounts shown above  are net of  sublease income of  $429,000,
                $443,000,  $339,000, $327,000 and $218,000 for 1997, 1998, 1999,
                2000, and 2001, respectively.

                STOCK BUY-BACK:

                  In  May,  1996,  the  Company  announced  that  its  Board  of
                Directors authorized the purchase of up to 1 million shares of the Company's common stock. Shares may be purchased from time to time in the open market or otherwise at prevailing prices. The Company purchased 214,100 shares during the first quarter of fiscal 1997.

                LITIGATION:

                  There are no material pending  legal proceedings to which  the
                Company is a party.

                                                                        --------

                NOTES TO FINANCIAL STATEMENTS
                Marshall Industries
                May 31, 1996

- --------------------------------------------------------------------------------

NOTE 5.
STOCK OPTIONS
                  The  Company has two  active stock option  plans which provide for the granting of incentive and nonqualified stock options covering 1,200,000 shares of common stock. There were three other plans, which are inactive, during the periods reported. Nonqualified stock options may have an exercise price which is less than market value at the date of grant; incentive stock options must have an exercise price equal to market value at the date of grant. There were 50,000, 40,000 and 50,000 options granted in fiscal 1994, 1995 and 1996, respectively, at exercise prices ranging from $24.00 to $35.875 per share. At May 31, 1996, 220,000 shares were available for additional grants.

                  The  following is a summary  of changes in outstanding options for the Company's stock option
                plans for the three years ended May 31, 1996:

- -----------------------------------------------------------------------------------
                                                      Under
                                                     Option        Option Price
- -----------------------------------------------------------------------------------
OPTIONS OUTSTANDING AT MAY 31, 1993                   589,500    $ 6.50  - $14.00
Options granted                                        50,000         24.00
Options exercised                                    (194,000)    6.50  -   9.89
Options expired or canceled                            (1,000)         7.60
                                                    ---------
OPTIONS OUTSTANDING AT MAY 31, 1994                   444,500     7.60  -  24.00
Options granted                                        40,000    25.25  -  27.875
Options exercised                                     (37,000)   7.60  -   8.675
Options expired or canceled                            (4,000)         7.60
                                                    ---------
OPTIONS OUTSTANDING AT MAY 31, 1995                   443,500    8.675 -  27.875
Options granted                                        50,000         35.875
Options exercised                                     (10,000)         8.90
                                                    ---------
OPTIONS OUTSTANDING AT MAY 31, 1996                   483,500    8.675 -  35.875
- -----------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------
Options exercisable                                   138,500   $ 8.675 - $27.875
- -----------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------

                  The difference between the quoted  market value of the  shares at the date of grant and the option price for grants made under the nonqualified plans is charged to income as compensation expense over the vesting periods of the related options. During fiscal 1994, 1995 and 1996, $103,000, $92,000 and $30,000, respectively, were charged against income and credited to additional paid-in capital under these plans. Options granted are exercisable over a period of ten to twenty years. The income tax effect of any difference between the market price at the grant date and the market price at the exercise date is credited to additional paid-in capital as the options are exercised.

- ---------

- --------------------------------------------------------------------------------

NOTE 6.
INVESTMENT IN
SONEPAR
ELECTRONIQUE
INTERNATIONAL
                  In August,  1994,  the  Company invested  151  million  French
                Francs ($28 million in U.S. dollars) in Sonepar Electronique International ("SEI"), one of the four largest electronic component distributors in Europe. This investment is in the form of an interest bearing, convertible note, guaranteed by a major French bank as to default. The interest on the note is the same as the Company's borrowing rates under its unsecured term loan, as described in Note 2. The note plus accrued interest will be converted in fiscal 1998 into a minority equity interest of up to 20% in Eurotronics S.A.S. if certain anticipated sales and pre-tax income goals are met by SEI. If these goals are not met, the Company will have the option to call for the repayment in U.S. dollar equivalent of the original loan (plus accrued interest) or to convert the loan into a 20% equity interest in Eurotronics S.A.S. At conversion, the companies making up SEI
                will   be  transferred  to   Eurotronics  S.A.S.  Following  the
                conversion, SEI will have a 2 year option to purchase an equivalent amount in U.S. dollars of the Company's stock of up to 5% of the Company's outstanding shares on a fully diluted basis. The option price will be based on market prices at the time of conversion. In addition, the Company will have the option of increasing its equity investment to 49% in Eurotronics S.A.S. To finance its investment in SEI, the Company obtained an unsecured term loan in the amount of $25,000,000 (Note 2).
- --------------------------------------------------------------------------------

NOTE 7.
BUSINESS SEGMENT
                  The  Company  is  engaged in  the  distribution  of industrial electronic components and production supplies through a nationwide network of sales and distribution facilities. In the opinion of management, the Company's products are identifiable to only one industry segment.

                  The  Company's Canadian operations  are currently not material to its results of operations or financial position.
- --------------------------------------------------------------------------------

NOTE 8.
SUBSEQUENT EVENTS
                  On August 8, 1996,  the Company announced  the formation of  a
                joint   venture   with   Wyle   Electronics   ("Wyle"),  another
                distributor  of  semiconductors   and  computer  products.   The
                venture, known as Accord Contract Services LLC ("Accord"), is 50% owned by each of the Company and Wyle (the "members"). Accord will provide value added services to each of its members, including component kitting, turnkey manufacturing solutions,
                and  auto-replenishment   systems.   In  connection   with   the
                establishment of Accord, the Company granted Wyle warrants to acquire 1,299,841 shares of its common stock (representing 7.5% of its outstanding shares at July 31, 1996) at an exercise price of $27.85 per share. Wyle, in turn, granted the Company warrants to acquire 1,138,383 shares of its common stock (representing 9% of Wyle's outstanding shares at July 28, 1996) at an exercise price of $31.80 per share. Each of the warrants has a five year term and is exercisable only upon the occurrence of certain events relating to changes in the ownership or management of the party granting the warrant and the termination of the venture. The Companies have also entered into related standstill and registration rights agreements. The venture is subject to termination under various circumstances, including the election of either member. Upon a termination, the warrants of one or both members may remain outstanding for a period of up to one year following the date of termination. In addition, the members have agreed to develop a definitive formula for establishing the value of Accord for the purpose of ensuring that either member is fairly compensated upon a change in control of the other member and the venture is terminated.
- --------------------------------------------------------------------------------

                ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE

                          NONE

                                                                        --------

                NOTES TO FINANCIAL STATEMENTS
                Marshall Industries
                May 31, 1996

- --------------------------------------------------------------------------------

                PART III

                  Marshall will file with the Securities and Exchange Commission
                a  definitive  Proxy  Statement   pursuant  to  Regulation   14A
                involving the election of directors. The Proxy Statement for the Annual Meeting of Shareholders to be held on October 22, 1996 is incorporated herein by this reference.
- --------------------------------------------------------------------------------

                PART IV

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                  (A) 1. FINANCIAL STATEMENTS -- The following financial statements of Marshall Industries are set forth in Item 8 of this Annual Report on Form 10-K:

- ------------------------------------------------------------------------------------
                                                                                   Page
- ------------------------------------------------------------------------------------
Report of Independent Public Accountants                                                12
Financial Statements:
  Balance Sheets -- May 31, 1995 and 1996                                               13
  Statements for the years ended May 31, 1994, 1995 and 1996 --
    Income                                                                              14
    Shareholders' Investment                                                            15
    Cash Flows                                                                          16
  Notes to Financial Statements                                                         17

                  (A) 2. FINANCIAL STATEMENT SCHEDULES -- All schedules are omitted since they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

                  (A) 3. EXHIBITS -- The following exhibits are attached to this
                Annual Report on Form 10-K:

Exhibit  3.1:    Articles of Incorporation, as amended.

Exhibit 3.2: Amended and Restated By-Laws. (Incorporated herein by reference to Exhibit (ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1987.)

Exhibit  3.3:    Certificate  of  Amendment to  By-Laws of  Marshall Industries.
                 (Incorporated herein by reference to Exhibit C to the Company's
                 Proxy Statement for the annual meeting of shareholders held on October 11, 1988.)

Exhibit 10.1:    Credit   Agreement  dated   March  1,   1993  between  Marshall
                 Industries and  Bank  of  America National  Trust  and  Savings
                 Association.  (Incorporated by reference to Exhibit (ii) to the
                 Company's Quarterly Report on Form  10-Q for the quarter  ended
                 February 28, 1993.)

Exhibit 10.2:    First  Amendment to Credit Agreement  dated May 3, 1993 between
                 Marshall Industries  and Bank  of  America National  Trust  and
                 Savings Association. (Incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1993.)

- ---------

- --------------------------------------------------------------------------------

Exhibit 10.3:    Second Amendment  to  Credit  Agreement dated  March  25,  1994 between  Marshall Industries and Bank of America National Trust
                 and Savings Association.

Exhibit 10.4:    Third Amendment to Credit Agreement dated June 1, 1995  between
                 Marshall  Industries  and Bank  of  America National  Trust and
                 Savings Association. (Incorporated by reference to Exhibit (ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1995.)

Exhibit 10.5: Fourth Amendment to Credit Agreement dated August 12, 1996 between Marshall Industries and Bank of America National Trust and Savings Association.

Exhibit 10.6:    Term  Loan  Agreement dated  August  26, 1994  between Marshall
                 Industries and First Union National Bank of North Carolina.

Exhibit 10.7:    Revolving Credit Loan Agreement  dated October 2, 1995  between
                 Marshall  Industries  and First  Union  National Bank  of North
                 Carolina. (Incorporated by reference to Exhibit (i) to the Company's Quarterly Report on Form 10-Q for the quarter ended
                 August 31, 1995.)

Exhibit 10.8*: Marshall Industries 1984 Stock Option Plan. (Incorporated herein by reference to Exhibit A to the Company's Final Proxy
                 Statement dated September 17, 1984.)

Exhibit 10.9*:   Marshall  Industries  1992  Nonqualified  Stock  Option   Plan.
                 (Incorporated herein by reference to Exhibit A to the Company's
                 Final Proxy Statement dated August 31, 1992.)

Exhibit 10.10*:  Change  in  Control Agreement  dated  February 6,  1996 between
                 Marshall Industries and Gordon S. Marshall. (Incorporated by reference to Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996.)

Exhibit 10.11*:  Change in  Control Agreement  dated  February 7,  1996  between
                 Marshall   Industries  and   Robert  Rodin.   (Incorporated  by
                 reference to Exhibit 99.2 to the Company's Quarterly Report  on
                 Form 10-Q for the quarter ended February 29, 1996.)

Exhibit 23:      Consent of Independent Public Accountants.

Exhibit 27:      Financial Data Schedule.

                  (B) REPORTS ON FORM 8-K -- Marshall has not filed any reports on Form 8-K during the quarter ended May 31, 1996

                * Management contract, compensatory plan or arrangement.

                                                                        --------

- --------------------------------------------------------------------------------
SIGNATURES
                  Pursuant  to the requirements  of Section 13 or  15 (d) of the
                Securities Exchange Act of 1934, Marshall has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                MARSHALL INDUSTRIES

By:            /s/ HENRY W. CHIN                                        August 28, 1996

  --------------------------------------------
                Henry W. Chin
   VICE PRESIDENT, FINANCE, CHIEF FINANCIAL
              OFFICER AND SECRETARY

                  Pursuant to the requirements of the Securities Exchange Act of
                1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 /s/ GORDON S. MARSHALL                                 August 28, 1996
- ---------------------------------------------
              Gordon S. Marshall
      CHAIRMAN OF THE BOARD AND DIRECTOR
                      /s/ ROBERT RODIN                                  August 28, 1996
- ---------------------------------------------
                 Robert Rodin
    PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                   DIRECTOR
        (PRINCIPAL EXECUTIVE OFFICER)
                     /s/ HENRY W. CHIN                                  August 28, 1996
- ---------------------------------------------
                Henry W. Chin
   VICE PRESIDENT, FINANCE, CHIEF FINANCIAL
            OFFICER AND SECRETARY
 (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)
                  /s/ RICHARD D. BENTLEY                                August 28, 1996
- ---------------------------------------------
              Richard D. Bentley
                   DIRECTOR
                  /s/ RICHARD C. COLYEAR                                August 28, 1996
- ---------------------------------------------
              Richard C. Colyear
                   DIRECTOR
- ---------------------------------------------
                Jean Fribourg
                   DIRECTOR
                   /s/ LATHROP HOFFMAN                                  August 28, 1996
- ---------------------------------------------
               Lathrop Hoffman
                   DIRECTOR
- ---------------------------------------------
                Jose Menendez
                   DIRECTOR
                 /s/ RAYMOND G. RINEHART                                August 28, 1996
- ---------------------------------------------
             Raymond G. Rinehart
                   DIRECTOR
                    /s/ HOWARD C. WHITE                                 August 28, 1996
- ---------------------------------------------
               Howard C. White
                   DIRECTOR

- ---------

- --------------------------------------------------------------------------------

                INDEX TO EXHIBITS

 EXHIBIT
- ---------

   3.1     Articles of Incorporation, as amended
  10.3     Second Amendment to Credit Agreement dated March 25, 1994
  10.5     Fourth Amendment to Credit Agreement dated August 12, 1996
  10.6     Term Loan Agreement dated August 26, 1994
   23      Consent of Independent Public Accountants
   27      Financial Data Schedule

                                                                        --------
                                                                              27