Form 10-Q
period 1996-08-31
MARSHALL INDUSTRIES
filed 1996-10-15
CIK 62765

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q

         /x/ QUARTERLY REPORT UNDER SECTION 13 or 15 (d)

             OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended August 31, 1996

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

Common Stock outstanding by class as of August 31, 1996

Common Stock  17,064,764 shares
--------------------------------------------------------------------------------

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


                                     ASSETS
                                     ------
                                             August 31,            May 31,
                                                1996                1996
                                             (Unaudited)          (Audited)
                                             -----------          ---------
Current Assets:
  Cash and cash equivalents                   $  10,928            $  2,208
  Receivables - net                             120,641             140,785
  Inventories                                   229,933             240,882
  Deferred income tax benefits                   13,845              13,845
  Prepaid expenses                                  830                 759
                                               --------            --------

Total Current Assets                            376,177             398,479
                                               --------            --------
Property, Plant and Equipment, net
  of accumulated depreciation and
  amortization of $40,320 at
  August 31, 1996 and $38,610
  at May 31, 1996                                39,258              40,165

Note Receivable (Note 4)                         31,519              30,689

Other Assets - net                                2,841               3,278
                                               --------            --------

Total Assets                                   $449,795            $472,611
                                               --------            --------
                                               --------            --------

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT
                    ----------------------------------------

Current Liabilities:
  Accounts payable and accrued
    expenses                                    $94,011            $112,857
  Income taxes payable                            4,731               1,114
                                               --------            --------
Total Current Liabilities                        98,742             113,971
                                               --------            --------

Term Loan                                        15,000              25,000

Deferred Income Tax Liabilities                   3,646               3,646

Shareholders' Investment                        332,407             329,994
                                               --------            --------

Total Liabilities and
Shareholders' Investment                       $449,795            $472,611
                                               --------            --------
                                               --------            --------

The accompanying notes are an integral part of these condensed balance sheets.

                               MARSHALL INDUSTRIES
                           CONDENSED INCOME STATEMENTS
                                   (Unaudited)
                      (000's omitted except per share data)

                                                     THREE MONTHS ENDED
                                                         AUGUST 31,
                                                 1996                1995
                                                 ----                ----

Net sales                                      $269,290            $275,870

     Cost of sales                              222,428             224,925
                                               --------            --------

Gross profit                                     46,862              50,945

     Selling, general and
     administrative expenses                     31,791              29,898
                                               --------            --------

Income from operations                           15,071              21,047

     Interest (income)
        expense- net                               (137)                308
                                               --------            --------

Income before income taxes                       15,208              20,739

     Provision for income taxes                   6,425               8,540
                                               --------            --------

Net income                                     $  8,783            $ 12,199
                                               --------            --------
                                               --------            --------

Net income per share                           $    .51            $    .70
                                               --------            --------
                                               --------            --------

Average number of shares outstanding             17,350              17,499
                                               --------            --------
                                               --------            --------

The accompanying notes are an integral part of these condensed income statements.

                               MARSHALL INDUSTRIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (000's omitted)

                                                    THREE MONTHS ENDED
                                                        AUGUST 31,

                                                 1996                1995
                                                 ----                ----
Cash flows from operating activities:
     Net income                                $  8,783           $  12,199
     Adjustments to reconcile net income
     to net cash provided by operating
     activities:
        Depreciation and amortization             2,250               1,844
        Net decrease (increase) in
           current assets and liabilities        15,793              (8,283)
        Interest on note receivable                (830)               (411)
        Other operating activities                   (9)                  7
                                               --------            --------

Net cash provided by operating activities        25,987               5,356

Cash flows from investing activities:
     Capital expenditures                          (814)             (1,005)
     Deferred software costs                        (83)                ---
                                               --------            --------
Net cash used for investing activities             (897)             (1,005)

Cash flows from financing activities:
     Net paydown under bank
        lines of credit                             ---              (6,000)
     Repayments of other long-term debt         (10,000)               (615)
     Purchase of common stock                    (6,370)                ---
     Other financing activities                     ---                  89
                                               --------            --------
Net cash used in financing activities           (16,370)             (6,526)

Net increase (decrease) in cash                   8,720              (2,175)
Cash and cash equivalents
     at the beginning of the period               2,208               3,508
                                               --------            --------
Cash and cash equivalents
     at the end of the period                 $  10,928            $  1,333
                                               --------            --------
                                               --------            --------

Cash payments during the quarter
     for the following:
 Interest                                        $  641              $  573
                                               --------            --------
                                               --------            --------

Income taxes                                   $  2,808            $  4,664
                                               --------            --------
                                               --------            --------

The accompanying notes are an integral part of these condensed cash flow statements.

                               MARSHALL INDUSTRIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1:  GENERAL

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's annual report on Form 10-K for the year ended May 31, 1996.

In the opinion of the Company, the unaudited condensed financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position as of August 31, 1996 and the results of its operations and cash flows for the three month periods ended August 31, 1996 and 1995.


NOTE 2:  ACCOUNTING POLICIES

Reference is made to Note 1 of Notes to Financial Statements in the Company's annual report on Form 10-K for the summary of significant accounting policies.


NOTE 3:  CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


NOTE 4:  INVESTMENT IN SONEPAR ELECTRONIQUE INTERNATIONAL

As described in Note 6 to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended May 31, 1996, the Company invested 151 million French Francs (approximately $28 million in U.S. dollars) in Sonepar Electronique International ("SEI"), one of the largest electronic component distributors in Europe. This investment is in the form of an interest bearing, convertible note guaranteed by a major French bank as to default.


NOTE 5:  BANK LINES OF CREDIT

On August 12, 1996, the Company amended one of its revolving credit line agreements to allow the Company to borrow up to $70,000,000 under these agreements in aggregate. There were no other changes to the terms of the credit agreements. This increase in borrowing capabilities was done primarily to meet the requirements of the stock purchase program described in Note 6.

NOTE 6:  STOCK BUY-BACK

In May, 1996, the Company announced that its Board of Directors authorized the purchase of up to 1 million shares of the Company's common stock. The shares may be purchased from time to time in the open market or otherwise at prevailing prices. The Company purchased 214,100 shares during the first quarter of fiscal 1997.

NOTE 7:  JOINT VENTURE

As described in Note 8 to the Financial Statements in the Company's Report on Form 10-K for the year ended May 31, 1996, the Company announced the formation of a joint venture with Wyle Electronics ("Wyle"), another distributor of semiconductors and computer products. The venture, known as Accord Contract Services LLC ("Accord"), is 50% owned by each of the Company and Wyle (the "members"). Accord will provide value added services to each of its members, including component kitting, turnkey manufacturing solutions, and auto-replenishment systems.

                               MARSHALL INDUSTRIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         CONDENSED STATEMENTS OF INCOME
                                                       THREE MONTHS ENDED
                                                           AUGUST 31,
                                                    ------------------------

                                                       1996           1995
                                                       ----           ----

Net sales                                              100.0%         100.0%

Cost of sales                                           82.6           81.5
                                                    --------       --------

Gross profit                                            17.4           18.5

Selling, general and administrative expenses            11.8           10.9
                                                    --------       --------

Income from operations                                   5.6            7.6

Interest (income) expense - net                          (.1)            .1
                                                    --------       --------

Income before provision for income taxes                 5.7            7.5

Provision for income taxes                               2.4            3.1
                                                    --------       --------

Net income                                              3.3%           4.4%
                                                    --------       --------
                                                    --------       --------


THREE MONTH PERIODS ENDED AUGUST 31, 1996 AND 1995

The decrease in net sales for the three months ended August 31, 1996, the first quarter of fiscal 1997, as compared to fiscal 1996, was primarily due to a decrease in the sales of semiconductor products. The sales of such products decreased by $6,519,000 for the first quarter of fiscal 1997 as compared to the same period of a year ago. This decrease in semiconductor sales was caused mainly by the significant market decline in the pricing of memory products that began in December, 1995. These products accounted for approximately 18% and 19%, respectively, of the Company's first quarter fiscal 1997 and 1996 net sales.
The sales of the other products declined modestly or remained unchanged between periods.

The Company has experienced industry-wide shortages and excess supplies from time to time. Beginnning the latter part of calendar 1995, there has been an increase in the availability of many products and a moderation in demand for some of the products that the Company sells.


The decrease in net margins for the first quarter of fiscal 1997, as compared to fiscal 1996, was due to market pressures on the pricing of many of the Company's major products, particularly memory products.

The Company believes that market conditions affecting supplies and margins may continue in the near term.

Selling, general, and administrative expenses ("SG&A") increased for the first quarter of fiscal 1997, as compared to fiscal 1996, largely due to higher salary costs and information systems enhancements. There was also a change in the staffing mix between years with the addition of approximately 60 salespeople and several senior managers, partly offset by a reduction in warehouse and accounting clerical headcount. In addition, there were decreases in bad debt expense. SG&A as a percentage of sales increased to 11.8% for the first quarter of fiscal 1997, as compared to 10.9% for fiscal 1996, due to a combination of increased costs and the decrease in sales.

The decrease in net interest expense for the first quarter of fiscal 1997, as compared to fiscal 1996, was due to increased cash flows resulting primarily from reductions in receivables and inventories which allowed the Company to reduce outstanding debt and invest excess cash in short-term investments. The reduction in receivables and inventories was mainly due to the decline in the Company's net sales, and resulting decline in purchases, for the quarter ended August 31, 1996, from the quarter ended May 31, 1996.

The Company's sources of liquidity at August 31, 1996 consisted principally of working capital of $277,435,000 and unsecured bank lines of credit of $70,000,000, of which there were no borrowings outstanding at August 31, 1996. The Company believes that its working capital, borrowing capabilities and additional funds generated from operations should be sufficient to finance its anticipated operating requirements.

                                     PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.1 Limited Liability Company Agreement dated as of August 8, 1996 between Marshall Industries and Wyle Electronics.

     10.2 Warrant Agreement dated as of August 8, 1996 between Marshall Industries and Wyle Electronics.

     10.3 Standstill Agreement dated as of August 8, 1996 between Marshall Industries, and Wyle Electronics.

     10.4 Registration Rights Agreement dated as of August 8, 1996 between Marshall Industries and Wyle Electronics.

     27     Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MARSHALL INDUSTRIES





                                   /s/ Henry W. Chin
October 15, 1996                   ______________________________
                                   Henry W. Chin
                                   Vice President, Finance and
                                     Chief Financial Officer
                                     (Mr. Chin is the principal
                                     financial officer and is duly
                                     authorized to sign for the
                                     Company)