Form 10-Q
period 1996-11-30
MARSHALL INDUSTRIES
filed 1997-01-14
CIK 62765

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      FORM 10-Q

                   /X/ QUARTERLY REPORT UNDER SECTION 13 or 15 (d)

                        OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended November 30, 1996

    Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from            to            .
                                                   ----------    -----------
Commission file number 1-5441.

                                 MARSHALL INDUSTRIES
--------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

         CALIFORNIA                                   95-2048764
--------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                      Identification No.)

9320 TELSTAR AVENUE, EL MONTE, CALIFORNIA             91731-2895
--------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (818) 307-6000

Common Stock outstanding by class as of November 30, 1996:

Common Stock 16,828,864 shares
--------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes    X     No
     -----      -----

                                 MARSHALL INDUSTRIES


                               CONDENSED BALANCE SHEETS
                                   (000's Omitted)

                                        ASSETS
                                        ------
                                                  November 30,      May 31,
                                                     1996            1996
                                                  (Unaudited)      (Audited)
                                                  -----------      ---------
Current Assets:
  Cash and cash equivalents                         $  8,144       $  2,208
  Receivables - net                                  127,443        140,785
  Inventories                                        225,695        240,882
  Deferred income tax benefits                        13,845         13,845
  Prepaid expenses                                       755            759
                                                    --------       --------

Total Current Assets                                 375,882        398,479
                                                    --------       --------

Property, Plant and Equipment, net
  of accumulated depreciation and
  amortization of $41,923 at
  November 30, 1996 and $38,610
  at May 31, 1996                                     37,979         40,165

Note Receivable      (Note 4)                         32,001         30,689

Other Assets - net                                     2,279          3,278
                                                    --------       --------

Total Assets                                        $448,141       $472,611
                                                    --------       --------
                                                    --------       --------

                       LIABILITIES AND SHAREHOLDERS' INVESTMENT
                       ----------------------------------------

Current Liabilities:
Accounts payable and accrued
    expenses                                        $108,635       $112,857
  Income taxes payable                                 1,060          1,114
                                                    --------       --------

Total Current Liabilities                            109,695        113,971
                                                    --------       --------

Term Loan                                                ---         25,000

Deferred Income Tax Liabilities                        3,646          3,646

Shareholders' Investment                             334,800        329,994
                                                    --------       --------

Total Liabilities and
Shareholders' Investment                           $448,141       $472,611
                                                   --------       --------
                                                   --------       --------


The accompanying notes are an integral part of these condensed balance sheets.

                                 MARSHALL INDUSTRIES
                             CONDENSED INCOME STATEMENTS
                        (000's Omitted Except Per Share Data)
                                     (Unaudited)




                                                 Three Months Ended        Six Months Ended
                                                    November 30,             November 30,
                                                    ------------             ------------
                                                 1996          1995         1996         1995
                                                 ----          ----         ----         ----
Net sales                                      $286,346      $295,532     $555,636    $571,402
  Cost of sales                                 238,526       241,840      460,954     466,765
                                                -------       -------      -------     -------

Gross profit                                     47,820        53,692       94,682     104,637
   Selling, general and
   administrative expenses                       32,263        30,212       64,054      60,110
                                                -------       -------      -------     -------

Income from operations                           15,557        23,480       30,628      44,527
   Interest (income)
     expense--net                                  (568)          281         (705)        589
                                                -------       -------      -------     -------

Income before taxes                              16,125        23,199       31,333      43,938
   Provision for income taxes                     6,775         9,560       13,200      18,100
                                                -------       -------      -------     -------

Net income                                     $  9,350      $ 13,639     $ 18,133    $ 25,838
                                                -------       -------      -------     -------
                                                -------       -------      -------     -------

Net income per share                           $    .55      $    .78     $   1.05    $   1.48
                                                -------       -------      -------     -------
                                                -------       -------      -------     -------

Average number of shares
  outstanding                                    17,136        17,522       17,240      17,513
                                                -------       -------      -------     -------
                                                -------       -------      -------     -------



The accompanying notes are an integral part of these condensed income statements.

                                 MARSHALL INDUSTRIES
                          CONDENSED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                   (000's omitted)



                                                  Six Months Ended
                                                     November 30,
                                                 ------------------
                                                 1996          1995
                                                 ----          ----
Cash flows from operating activities:
    Net income                                 $ 18,133      $ 25,838
    Adjustments to reconcile net income
    to net cash provided by operating
    activities:
         Depreciation and amortization            4,477         3,574
         Net decrease (increase) in current
           assets and liabilities                24,257       (14,557)
         Interest accrued on note receivable     (1,312)         (822)
         Other operating activities                  23            26
                                               --------      --------

Net cash provided by operating activities        45,578        14,059

Cash flows from investing activities:
  Capital expenditures,                          (1,232)       (2,315)
  Deferred software costs                           (83)          (56)
                                               --------      --------

Net cash used for investing activities           (1,315)       (2,371)

Cash flows from financing activities:
    Net repayments under bank
         lines of credit                            ---       (13,000)
    Purchase of common stock                    (13,327)          ---
    Net repayments of other long-term debt      (25,000)         (615)
    Proceeds from exercise of options               ---            89
                                               --------      --------

Net cash used for
    financing activities                        (38,327)      (13,526)
                                               --------      --------

Net increase (decrease) in cash                   5,936        (1,838)
Cash and cash equivalents at the
  beginning of the period                         2,208         3,508
                                               --------      --------

Cash and cash equivalents at the
  end of the period                            $  8,144      $  1,670
                                               --------      --------
                                               --------      --------
Cash payments during the six months






  for the following:

    Interest                                   $    938      $  1,300
                                               --------      --------
                                               --------      --------
    Income taxes                               $ 13,254      $ 19,789
                                               --------      --------
                                               --------      --------




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

In the opinion of the Company, the unaudited condensed financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position as of November 30, 1996 and the results of its operations for the three and six month periods and its cash flows for the six month periods ended November 30, 1996 and 1995.


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

NOTE 5:  STOCK BUY-BACK

In May, 1996, the Company announced that its Board of Directors authorized the purchase of up to 1 million shares of the Company's common stock. The shares may be purchased from time to time in the open market or otherwise at prevailing prices. The Company purchased 450,000 shares during the six month period ended November 30, 1996.

                                 MARSHALL INDUSTRIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                  OPERATING RESULTS



                                                 Three Months Ended        Six Months Ended
                                                    November 30,             November 30,
                                                    -----------              -----------
                                                 1996          1995         1996         1995
                                                 ----          ----         ----         ----
Net sales                                         100.0%        100.0%       100.0%      100.0%
  Cost of sales                                    83.3          81.8         83.0        81.7
                                                  -----         -----        -----       -----

Gross profit                                       16.7          18.2         17.0        18.3
   Selling, general and
   administrative expenses                         11.3          10.2         11.5        10.5
                                                  -----         -----        -----       -----

Income from operations                              5.4           8.0          5.5         7.8
  Interest (income)expense - net                    (.2)           .1          (.1)         .1
                                                  -----         -----        -----       -----

Income before provision
   for income taxes                                 5.6           7.9          5.6         7.7

   Provision for income taxes                       2.3           3.3          2.3         3.2
                                                  -----         -----        -----       -----

Net income                                          3.3%          4.6%         3.3%        4.5%
                                                  -----         -----        -----       -----
                                                  -----         -----        -----       -----



THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 1996 AND 1995

The decrease in net sales for the second quarter and the first six months of fiscal 1997, as compared to fiscal 1996, was primarily due to a decrease in the sales of semiconductor products. The sales of such products decreased by $19,556,000 and $26,075,000 for the three and six month periods ended
November 30, 1996, respectively, as compared to the same periods of fiscal
1996. The decrease in semiconductor sales was caused mainly by the significant market decline in the unit pricing of memory products, "DRAMs" and "SRAMs", that began in December, 1995. The number of units sold, however, were substantially higher in fiscal 1997 as compared to fiscal 1996. These memory products accounted for approximately 22% and 27%, respectively, of the Company's second quarter fiscal 1997 and 1996 net sales and 24% and 28%, respectively, of the Company's net sales for the six months ended November 30, 1996 and 1995. Sales of computer products, primarily liquid crystal displays ("LCD's") and mass storage products, increased by $8,657,000 and $9,956,000 for the three and six month periods ended November 30, 1996, respectively, as compared to last year. Sales of the Company's other major products remained relatively unchanged between periods. The Company has experienced industry-wide shortages and excess supplies from time to time. Beginning in the latter part of calendar 1995, there has been an increase in the availability of products, and a moderation in demand for some of the products that the Company sells.

The decrease in net margins for the second quarter and six months to date of fiscal 1997, as compared to fiscal 1996, was primarily due to the continuing market pressures on many of the Company's products, particularly DRAM's. In addition, the increase in the sales volume of mass storage products and microprocessors, which are lower margin products, contributed to the decrease in margins in fiscal 1997, as compared to fiscal 1996.

The increase in selling, general, and administrative expenses ("SG&A"), for the second quarter and first six months to date of fiscal 1997, as compared to fiscal 1996, was largely due to higher salary and related expenses. Most of this increase of approximately $1,350,000 and $3,060,000, for the second quarter and first six months of fiscal 1996, respectively, as compared to last year, was from the addition of approximately 90 salespeople and several senior managers between November 1995 and 1996. The increase in higher salary costs was partly offset by a decrease in bad debt expense. SG&A, as a percentage of sales, increased to 11.3% from 10.2% and 11.5% from 10.5%, for the three and six month periods ended November 30, 1996, respectively, as compared to the same periods of a year ago due to a combination of increased costs and the decrease in sales.

The decrease in net interest expense for the second quarter and first six months of fiscal 1997, as compared to last year, was due to increased cash flows from the reductions in receivables and inventories and the Company's continuing profitability with modest capital expenditures which allowed the Company to reduce its outstanding debt and invest excess cash in short-term investments.

The Company's sources of liquidity at November 30, 1996 consisted principally of working capital of $266,187,000 and unsecured bank lines of credit of $70,000,000. There were no borrowings under these lines of credit at November 30, 1996. The Company believes that its working capital, borrowing capabilities and additional funds generated from operations should be sufficient to finance its anticipated operations requirements.

                                       PART II


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Marshall Industries was held on October 22, 1996.

The following matters were acted upon at the meeting:

1.  ELECTION OF DIRECTORS.

All of the incumbent Directors of the Company were re-elected to serve as Directors until the next Annual Meeting of Shareholders and until their successors are elected and have qualified. The vote was as follows:

                          Votes           Votes      Abstentions/
Directors                  for           Against   Broker Non-votes
---------                 -----          -------   ----------------

Gordon S. Marshall      12,483,530          0           218,174
Robert Rodin            12,491,330          0           210,374
Richard D. Bentley      12,491,630          0           210,074
Richard C. Colyear      12,658,950          0            42,754
Jean Fribourg           12,662,350          0            39,354
Lathrop Hoffman         12,052,950          0           648,754
Jose Menendez           11,126,812          0         1,574,892
Raymond G. Rinehart     12,656,590          0            45,114
Howard C. White         12,660,756          0            40,948


There were 17,064,764 shares outstanding as of the record date of August 26, 1996.


2.  RATIFICATION OF APPOINTMENT OF AUDITORS.

The appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending May 31, 1996 was ratified by the following vote:

For:   12,513,567     Against:  11,990
Abstentions/Broker Non-Votes:  176,147

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
    10.12 Change in Control Agreement dated January 10, 1997 between Marshall Industries and Richard D. Bentley.

    10.13 Form of Indemnification Agreement with certain officers and directors

    10.14     Schedule of Omitted Indemnification Agreements

    27        Financial Data Schedule


(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.


                                SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MARSHALL INDUSTRIES






January 14, 1997                        /s/ HENRY W. CHIN
                                       ----------------------------
                                       Henry W. Chin
                                       Vice President, Finance and
                                         Chief Financial Officer
                                         (Mr Chin is the principal
                                         financial officer and is duly
                                         authorized to sign for the
                                         Company)