Form 10-Q
period 1997-02-28
MARSHALL INDUSTRIES
filed 1997-04-14
CIK 62765

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                           FORM 10-Q

          /x/ QUARTERLY REPORT UNDER SECTION 13 or 15 (d)

               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarter ended February 28, 1997

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

Registrant's telephone number, including area code: (818) 307-6000 Common Stock outstanding by class as of February 28, 1997:
Common Stock  16,578,864 shares
---------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the

Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),

and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
   ---------    --------

                              MARSHALL INDUSTRIES
                           CONDENSED BALANCE SHEETS
                               (000'S OMITTED)

                                  ASSETS
                                                     February 28,        May 31,
                                                        1997               1996
                                                     (unaudited)       (audited)
                                                     -----------       ---------
Current Assets:
  Cash                                                   $  1,198       $  2,208
  Receivables-net                                         157,591        140,785
  Inventories                                             234,602        240,882
  Deferred income tax benefits                             13,845         13,845
  Prepaid expenses                                            829            759
                                                         --------       --------
Total Current Assets                                      408,065        398,479
                                                         --------       --------
Property, Plant and Equipment, net of
  accumulated depreciation and amortization
  of $43,567 at February 28, 1997 and $38,610
  at May 31, 1996                                          37,015         40,165

Note Receivable (Note 3)                                   32,488         30,689

Other Assets - Net                                          1,768          3,278
                                                         --------       --------
Total Assets                                             $479,336       $472,611
                                                         --------       --------
                                                         --------       --------
                      LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Accounts payable and accrued expenses                  $134,288       $112,857
  Income taxes payable                                      1,490          1,114
                                                         --------       --------
Total Current Liabilities                                 135,778        113,971
                                                         --------       --------
Long-Term Debt:
  Bank lines of credit                                      3,000           --
  Term loan                                                  --           25,000
                                                         --------       --------
Total Long-Term Debt                                        3,000         25,000
                                                         --------       --------
Deferred Income Tax Liabilities                             3,646          3,646

Shareholders' Investment                                  336,912        329,994
                                                         --------       --------
Total Liabilities and Shareholders'
 Investment                                              $479,336       $472,611
                                                         --------       --------
                                                         --------       --------

The accompanying notes are an integral part of these condensed balance sheets.

                              MARSHALL INDUSTRIES
                           CONDENSED INCOME STATEMENTS
                                  (UNAUDITED)
                       (000'S OMITTED EXCEPT PER SHARE DATA)

                                       Three Months Ended                     Nine Months Ended
                                 February 28,      February 29,         February 28,       February 29,
                                    1997              1996                 1997               1996
                                 ------------      ------------         ------------       ------------
Net sales                          $304,007          $288,008             $859,643           $859,410

  Cost of sales                     255,733           235,788              716,687            702,553
                                   --------          --------             --------           --------
Gross profit                         48,274            52,220              142,956            156,857

  Selling, general
  and administrative
  expenses                           31,873            31,102               95,927             91,212
                                   ---------         ---------            ---------          ---------
Income from operations               16,401            21,118               47,029             65,645

  Interest expense  (income)--net      (453)              268               (1,158)               857
                                   ---------         ---------            ---------          ---------
Income before income
  taxes                              16,854            20,850               48,187             64,788

  Provision for income
  taxes                               7,055             8,600               20,255             26,700
                                   ---------         ---------            ---------          ---------
Net income                         $  9,799          $ 12,250             $ 27,932           $ 38,088
                                   ---------         ---------            ---------          ---------
                                   ---------         ---------            ---------          ---------
Net income per share               $    .58          $    .70             $   1.63           $   2.18
                                   ---------         ---------            ---------          ---------
                                   ---------         ---------            ---------          ---------
Average number of
  shares outstanding                 16,959            17,504               17,147             17,510
                                   ---------         ---------            ---------          ---------
                                   ---------         ---------            ---------          ---------

The accompanying notes are an integral part of these condensed income statements.

                                MARSHALL INDUSTRIES
                          CONDENSED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                                  (000'S OMITTED)
                                                           Nine Months Ended
                                                       February 28, February 29,
                                                           1997         1996
                                                         --------     --------
Cash flows from operating activities:
  Net income                                             $ 27,932     $ 38,088
 Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                             6,708        5,702
  Changes in net current assets and current liabilities    11,211      (40,717)
  Accrued interest on note receivable                      (1,799)      (1,228)
  Other operating activities                                   13           80
                                                         --------     --------
Net cash provided by operating activities                  44,065        1,925
                                                         --------     --------
Cash flows from investing activities:
  Capital expenditures                                     (1,970)      (4,554)
  Deferred software costs                                     (91)         (52)
                                                         --------     --------
Net cash used for investing activities                     (2,061)      (4,606)
                                                         --------     --------
Cash flows from financing activities:
  Net borrowings under bank lines of credit                 3,000        2,000
  Net repayments of other long-term debt                  (25,000)        (615)
  Purchase of common stock                                (21,014)          --
  Proceeds from exercise of options                            --           89
                                                         --------     --------
Net cash  (used for) provided by financing activities     (43,014)       1,474
                                                         --------     --------
Net decrease in cash                                       (1,010)      (1,207)
Cash at the beginning of the period                         2,208        3,508
                                                         --------     --------
Cash at the end of the period                            $  1,198     $  2,301
                                                         --------     --------
                                                         --------     --------

                                 MARSHALL INDUSTRIES
                          CONDENSED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                                  (000'S OMITTED)
                                    (CONTINUED)

                                                        Nine Months Ended
                                                 February 29,      February 28,
                                                    1997               1996
                                                 ------------      -----------
Supplemental disclosure of cash flow
  information:
  Interest paid during the period                      $  943        $  1,919
                                                      -------        --------
                                                      -------        --------
  Income taxes paid during the period                 $19,879         $30,630
                                                      -------        --------
                                                      -------        --------

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

In the opinion of the Company, the unaudited condensed financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position as of February 28, 1997 and the results of its operations for the three month and nine month periods and its cash flows for the nine month periods ended February 28, 1997 and February 29, 1996.

NOTE 2:  ACCOUNTING POLICIES

Reference is made to Note 1 of Notes to Financial Statements in the Company's annual report on Form 10-K for the summary of significant accounting policies.

NOTE 3:  INVESTMENT IN SONEPAR ELECTRONIQUE INTERNATIONAL

As described in Note 6 to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended May 31, 1996, the Company invested 151 million French Francs (approximately $28.0 million U.S. dollars) in Sonepar Electronique International, one of the largest electronic component distributors in Europe. This investment is in the form of an interest bearing, convertible note guaranteed by a major French bank as to default.

NOTE 4:  STOCK BUY-BACK

In May 1996, the Company announced that its Board of Directors authorized the purchase of up to one million shares of the Company's common stock. The shares may be purchased from time to time in the open market or otherwise at prevailing prices. The Company purchased 700,000 shares during the nine month period ended February 28, 1997.

NOTE 5:  ACCORD CONTRACT SERVICES JOINT VENTURE

On August 8, 1996, the Company announced the formation of a joint venture with Wyle Electronics ("Wyle"), another distributor of semiconductors and computer products. The venture, known as Accord Contract Services LLC ("Accord"), is 50% owned by each of the Company and Wyle (the "members"). Accord provides value added services to each of its members including component kitting, turnkey manufacturing solutions, and auto-replenishment systems. The venture is subject to termination under various circumstances, including the election of either member. Upon a change in control of one of the members, either member may elect to terminate the joint venture, but the member subject to the change in control would then be required to pay the other member a fee as compensation for the termination of the venture. The fee, which can range from $25 million to $40 million, is based on the value of the venture at the time of termination considering its sales volume and other factors. In connection with the establishment of Accord, each member initially agreed to grant certain warrants to the other member and entered into other related agreements. The warrant agreements and certain of the related agreements were subsequently rescinded.

NOTE 6: EARNINGS PER SHARE AND CAPITAL STRUCTURE

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128) and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (SFAS 129). SFAS 128 revises and simplifies the computation for earnings per share and requires certain additional disclosures. SFAS 129 requires additional disclosures regarding the Company's capital structure. Both standards will be adopted in fiscal 1998. Management does not expect the adoption of these standards to have a material effect on the Company's financial position or results of operations.

                              MARSHALL INDUSTRIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                               OPERATING RESULTS

                                 Three Months Ended                   Nine Months Ended
                            February 28,     February 29,        February 28,    February 29,
                                1997            1996                1997             1996
                            -----------      -----------         -----------     -----------
Net sales                      100.0%           100.0%              100.0%          100.0%

Cost of sales                   84.1             81.9                83.4            81.8
                             ---------        ---------           ---------       ---------
Gross profit                    15.9             18.1                16.6            18.2

Selling, general
  and adminis-
  trative expenses              10.5             10.8                11.1            10.6
                             ---------        ---------           ---------       ---------
Income from
  operations                     5.4              7.3                 5.5             7.6

Interest (income)
 expense - net                  (.1)               .1                 (.1)              .1
                             ---------        ---------            ---------       ---------
Income before
  provision for
  income taxes                   5.5              7.2                  5.6             7.5


Provision for
  income taxes                   2.3              3.0                  2.4             3.1
                             ---------        ---------            ---------       ---------
Net income                       3.2%             4.2%                 3.2%             4.4%
                             ---------        ---------            ---------       ---------
                             ---------        ---------            ---------       ---------

Three and Nine Month Periods Ended February 28, 1997 and February 29, 1996:

The Company's net sales increased by 6% for the third quarter fiscal 1997 from the comparable period of a year ago. The Company's net sales for the first nine months of fiscal 1997, compared to fiscal 1996, remained relatively unchanged. Net sales for such periods included substantial increases in the sales of mass storage, microprocessor, and liquid crystal display ("LCD") products. The sales of these products increased by $21,904,000 and $46,860,000 for the third quarter and first nine months of fiscal 1997, as compared to last year, respectively. The addition of new suppliers during the last calendar year contributed to most of the increase in the sales of such products. In addition, the Company recorded increases in the sales of most major products for the third quarter of fiscal 1997, as compared to the comparable period for last year. However, the Company's net sales for the third quarter and the first nine months of fiscal 1997, as compared to fiscal 1996, included a decrease in revenues from the sales of semiconductor products, particularly memory products, "DRAMs" and "SRAMs". The sales of these products decreased by $18,697,000 and $42,344,000 for the third quarter and the first nine months of fiscal 1997, as compared to fiscal 1996, respectively. While there was a significant increase in the unit volume sold of memory products in fiscal 1997 from fiscal 1996, the substantial market decline in unit pricing during the periods reported accounted for the significant decrease in sales dollars of such products.

The decrease in net margins as a percent of sales for the third quarter and nine months to date of fiscal 1997, as compared to fiscal 1996, was primarily due to a shift in the mix of products sold with an increase in the sales of mass storage products and microprocessors, which are lower margin products. The decline in the margins on some of the Company's products, particularly DRAMs, also contributed to the decrease in margins in fiscal 1997, as compared to fiscal 1996.

Beginning in late calendar year 1995, the industry experienced a moderation in customer demand and a marked increase in the supply of a number of electronic component products, particularly memory. These conditions have had a material impact on the Company's net sales and margins. The industry continues to experience pressures on pricing and margins.

The increase in selling, general, and administrative expenses ("SG&A") for the third quarter and first nine months of fiscal 1997, as compared to fiscal 1996, was largely due to higher salary and related expenses. These expenses increased approximately $1,050,000 and $4,100,000, for the third quarter and first nine months of fiscal 1997, as compared to the same periods of a year ago, resulting from salary adjustments and staff additions. The Company's staff increased by an average of 25 and 55 salespeople for the third quarter and first nine months of fiscal 1997 from fiscal 1996, respectively. This increase in salespeople was partially offset by a decrease in administrative and warehouse staff. The increase in salary costs was partly offset by a decrease in bad debt expense for the first nine months ended February 28, 1997, as compared to last year. There were no significant changes in bad debt expense for the third quarter of fiscal 1997, as compared to 1996.

The decrease in net interest expense for the third quarter and first nine months of fiscal 1997, as compared to last year, was due primarily to the increased cash flows, which allowed the Company to reduce its outstanding debt. The interest income recorded for the periods reported was from the note receivable described in Note 3 and short term investments.

The Company's sources of liquidity at February 28, 1997 consisted principally of working capital of $272,287,000 and unsecured bank lines of $70,000,000 of which $3,000,000 was used. The

Company believes that its working capital, borrowing capabilities and additional funds generated from operations should be sufficient to finance its future operations requirements.

                             PART II


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders during the quarter for which this report is filed.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits


           10.15 Marshall Warrant Rescission Agreement dated February 28, 1997 between Marshall Industries and Wyle Electronics.


           10.16 Amendment No. 3 to Limited Liability Company Agreement of Accord Contract Services LLC, dated February 28, 1997 between Marshall Industries and Wyle Electronics.

           27     Financial Data Schedule



(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MARSHALL INDUSTRIES






April  10, 1997         /s/ Henry W. Chin
                    -------------------------
                              Henry W. Chin
                              Vice President, Finance and
                                Chief Financial Officer

                                 Exhibit Index



           10.15     Marshall Warrant Rescission Agreement dated February 28,
                       1997 between Marshall Industries and Wyle Electronics.

           10.16     Amendment No. 3 to Limited Liability Company Agreement of
                       Accord Contract Services LLC, dated February 28, 1997 between Marshall Industries and Wyle Electronics.

           27        Financial Data Schedule