Form 10-K405
period 1997-05-31
MARSHALL INDUSTRIES
filed 1997-08-26
CIK 62765

                SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C. 20549

                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MAY 31, 1997

                / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM _________ TO _________
                                 COMMISSION FILE NUMBER 1-5441

                ----------------------------------------------------------------
FORM 10-K       MARSHALL INDUSTRIES
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                ----------------------------------------------------------------

                CALIFORNIA                         95-2048764
                (STATE OR OTHER JURISDICTION       (I.R.S. EMPLOYER
                OF INCORPORATION OR                IDENTIFICATION NO.)
                ORGANIZATION)

                9320 TELSTAR AVENUE                (REGISTRANT'S TELEPHONE
                EL MONTE, CALIFORNIA               NUMBER,
                91731-2895                         INCLUDING AREA CODE) (626)
                (ADDRESS OF PRINCIPAL              307-6000
                EXECUTIVE OFFICES)

                Securities registered pursuant to Section 12(b) of the Act:

                COMMON STOCK, PAR VALUE $1.00      NEW YORK STOCK EXCHANGE
                PER SHARE
                (TITLE OF EACH CLASS)              (NAME OF EACH EXCHANGE ON
                                                   WHICH REGISTERED)

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

                $659,824,103 (computed on the basis of $40.5625 per share, which was the last sale price on the New York Stock Exchange on July 31, 1997).

                Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                      (CLASS OF STOCK)                           NUMBER OF OUTSTANDING SHARES AS OF JULY
                      COMMON STOCK, PAR VALUE $1.00 PER SHARE    31, 1997
                                                                 16,616,364

DOCUMENTS             Proxy Statement for Annual Meeting of Shareholders to be held October 21,
INCORPORATED          1997:  PART III
BY REFERENCE
                      ------------------------------------------------------------------------------------

                                                                        --------

                FORM 10-K
                Marshall Industries
                Year Ended May 31, 1997
--------------------------------------------------------------------------------
                PART I
                ITEM 1. BUSINESS

GENERAL
                  Marshall Industries ("Marshall" or the "Company") is among the largest domestic distributors of industrial electronic components and production supplies. The Company also provides its customers with a variety of value-added services, such as inventory management, kitting, programming of programmable logic devices, and testing services.

                  The Company distributes approximately 125,000 different
                products manufactured by over 50 major suppliers to more than 30,000 customers, including a wide range of original equipment manufacturers, contract manufacturers, and value-added resellers. The Company emphasizes responsive customer service through its network of 38 sales and distribution facilities and 3 corporate support and distribution centers in the United States and Canada. This local customer service is supported by advanced on-line management information systems, 24-hour sales and technical support service and an automated distribution facility.

                  The Company has a 16% equity interest in the electronics
                distribution companies of Sonepar Electronique International ("SEI"), one of the largest electronic components distributors in Europe.

                  The Company supplies and services a broad range of products, including semiconductors, passive components, connectors and interconnect products, and computer systems and peripheral products, as well as production supplies. The distribution of electronic components accounted for approximately 94% of total Company sales in each of fiscal 1996 and 1997. The distribution of industrial production supplies accounted for the balance, or 6% of total Company sales in each of such periods. The Company believes it is the largest domestic distributor in sales volume of industrial production supplies to customers in the electronics industry.

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

                  Marshall is a customer-oriented company which uses automation and information technology to enhance customer service and intimacy. The Company has invested substantial resources to improve its inventory management and information systems, thereby assisting its customers in controlling costs, reducing cycle times and keeping pace with changes in technology. These investments have also increased the Company's efficiency and improved its cost competitiveness. Marshall's extensive line-card provides customers with the opportunity to purchase their electronic component requirements from a single source, thus improving their materials resource planning and facilitating their inventory procurement needs. The Company provides additional support to its customers through field application engineers, electronic data interchange and other value-added services. Marshall also utilizes the Internet to allow customers to access a

---------

--------------------------------------------------------------------------------

GENERAL
(CONTINUED)
                variety of services, including obtaining product availability information, prices and technical specifications. In 1997, the Company introduced OrderAgent, which is an on-line ordering system available via the Internet.
--------------------------------------------------------------------------------

PRODUCTS AND
SUPPLIERS
                  The distribution of semiconductor products accounted for
                approximately 76% and 72%, respectively, of total Company sales in fiscal 1996 and 1997. Passive components, connectors and interconnect products accounted for approximately 11% of total Company sales for each of those periods. Sales of computer systems and peripheral products accounted for approximately 7% and 11%, respectively, of total Company sales in fiscal 1996 and 1997. Distribution of industrial production supplies accounted for approximately 6% of total Company sales in each of fiscal 1996 and 1997.

                SEMICONDUCTOR PRODUCTS

                  Texas Instruments ("TI") is the Company's largest supplier of products. TI's semiconductor products accounted for 15% and 14% of total Company sales in fiscal 1996 and 1997, respectively. The Company carries the full range of semiconductor products manufactured by TI and distributes the products of a number of other leading American semiconductor manufacturers. The Company is also the major distributor in sales volume of Japanese semiconductor products in the United States. Sales of these products accounted for approximately 23% and 17% of total Company sales in fiscal 1996 and 1997, respectively. Additionally, the Company distributes components manufactured by European suppliers, such as Siemens Components, Inc. ("Siemens") and Philips Semiconductors, a North American Philips Company ("Philips").

                  Semiconductor products include memory, logic and programmable logic devices, microprocessors and microperipheral components. The Company's principal suppliers are Advanced Micro Devices, Inc. ("AMD"), Atmel Corporation, Cypress Semiconductor Corporation, Fujitsu, Hitachi, IBM Technology Products, a unit of IBM, Lattice Semiconductor Corporation, Linear Technology, NEC Electronics, Inc., Philips, Siemens, Sony Electronics, Inc., Sharp Electronics Corporation, TI, Toshiba America, Inc., and Xilinx, Inc.

                PASSIVE COMPONENTS, CONNECTORS AND INTERCONNECT PRODUCTS

                  The Company distributes passive components, including
                multilayer ceramic, tantalum and foil capacitors as well as resistor networks. These products are manufactured by such leading suppliers as AVX Corporation and Bourns, Inc.

                  Connectors and interconnect products include surface mount sockets and fiber optic systems, along with printed circuit board level connectors. The Company's principal suppliers of connectors and interconnect products are AMP Incorporated and T&B/Ansley Corporation, which rank among the leading suppliers of these products.

                COMPUTER SYSTEMS AND PERIPHERALS

                  The Company's product offerings include liquid crystal
                displays, optical, hard and floppy disk drives, power supplies, monitors, motherboards for personal computers, and other systems components. Computer Products Inc., Fujitsu, IBM Systems Storage Division, NEC Electronics,

                                                                        --------

                FORM 10-K
                Marshall Industries
                Year Ended May 31, 1997

--------------------------------------------------------------------------------

PRODUCTS AND
SUPPLIERS
(CONTINUED)
                Inc., Quantum Corporation, Sharp Electronics Corporation, Sony Components Products, and Toshiba America Information Systems, Inc. are the major suppliers of these products to the Company.

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

                VALUE-ADDED SERVICES

                  In addition to the distribution of products, the Company
                provides a variety of value-added services to its customers. The Company provides component testing and assembly, just-in-time ("JIT") inventory management and delivery systems, programmable logic array and PROM and EPROM programming and certain types of testing services. In recent years, the Company has introduced a number of sophisticated automated inventory procurement and management services for its customers through its electronic data interchange ("EDI") and auto-replenishment programs. The Company also packages electronic components in production-ready kits to customers' specifications ("kitting"). Completed kits are typically shipped directly to the customer's production line on a JIT basis. Turnkey manufacturing solutions are offered to meet customer requirements or through arrangements with independent contract manufacturers as an extension of the Company's JIT/kitting business. Under such arrangements, the Company supplies components directly to contract manufacturers who perform assembly and testing to produce a completed product to customer specifications. Also, in fiscal 1996, the Company introduced 24-hour sales and technical support services for its customers.

                  Marshall and Wyle Electronics ("Wyle") formed a value-added services joint venture called Accord Contract Services LLC ("Accord") in August, 1996. The joint venture is designed to provide material management services such as component kitting, turnkey manufacturing solutions and auto-replenishment systems. Subsequent to May 31, 1997, Wyle was acquired by Raab Karcher AG, an indirect wholly owned subsidiary of VEBA AG. The Company is currently evaluating the impact of this change in control of Wyle on Accord.
--------------------------------------------------------------------------------

RELATIONSHIP WITH
SUPPLIERS
                  The majority of the products sold by the Company are purchased pursuant to distributor agreements. These agreements are typically for terms of one year, renewable annually, non-exclusive, and authorize the Company to sell through its sales and distribution locations all or a portion of the products produced by that manufacturer. These agreements may be canceled by either party on short notice and generally provide for a return of the manufacturer's inventory upon cancellation. The Company's ten largest suppliers accounted for approximately 60% and 58% of total Company sales in fiscal 1996 and 1997, respectively. Except for TI, which accounted for 15% and 14% of total Company sales for fiscal 1996 and 1997, respectively, no other supplier

---------

--------------------------------------------------------------------------------

RELATIONSHIP WITH
SUPPLIERS
(CONTINUED)
                accounted for more than 10% of total Company sales in such periods. Cancellation of an agreement with, or trade restrictions affecting purchases from, a major supplier could have a material adverse effect upon the Company's business. The Company believes that it has satisfactory relationships with its suppliers. Nonetheless, because of uncertainties relating to U.S. trade issues, the possibility exists that continued access to Japanese products could be affected. In addition, the Company cannot determine the direction of U.S. trade policy or its ultimate effect on the competitive environment and the Company's results.

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

                  To service its kitting and turnkey contract manufacturing
                customers, the Company must buy a certain amount of products from third parties on a non-franchised basis. Since there are typically no return or price protection provisions applicable to these purchases, there are significantly greater inventory risks associated with kitting and turnkey contract manufacturing orders than with the purchase and stocking of inventory pursuant to its normal distributor agreements.
--------------------------------------------------------------------------------

SALES AND
MARKETING
                  Distributors offer electronics customers the convenience of immediate price and delivery information, backlog status, diverse off-the-shelf inventories in small and large quantities, rapid deliveries and the financing of their purchases. The Company's electronics distribution business services approximately 30,000 customers, the majority of which are small and medium size companies in the following industries: computers, communications, capital and office equipment, industrial control and medical equipment and systems integration. In recent years, contract manufacturers have also become major customers for electronic component distributors, including the Company, as many original equipment manufacturers have outsourced their purchasing and manufacturing functions to them. No single customer accounted for more than 6% of the Company's sales during any of the last five fiscal years.

                  The Company's products are sold by both field and inside sales people. Sales personnel work directly with customers providing price, delivery, backlog and technical information regarding the products which the Company distributes. Approximately 45% of the Company's employees were involved in sales at May 31, 1997.

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

                                                                        --------

                FORM 10-K
                Marshall Industries
                Year Ended May 31, 1997

--------------------------------------------------------------------------------

SALES AND
MARKETING
(CONTINUED)

                  Each sales and distribution center is electronically linked to the Company's central computer system, which provides fully integrated on-line, real-time data with respect to the Company's nationwide inventory levels. The Company's computer system facilitates the control of purchasing and payables, shipping and receiving, and billing and collections. A salesperson may order shipment of a product from any distribution center within a matter of minutes. The Company has made significant investments in its computerized information systems which management believes have the capabilities to support future changes and enhancements required to meet market needs and growth. These systems have also allowed the Company to increase its EDI capabilities with its suppliers and customers. In addition, the Company has an electronic telecommunications service that allows customers to design, engineer and purchase products via the Internet. To increase their customer service and productivity capabilities, the outside field sales staff has been equipped with laptop computers. Due to the high volume of transactions and the cost competitiveness of the electronic components distribution industry, the Company believes that the expansion and upgrading of its information technology capabilities will be an ongoing requirement.

                  The Company currently has a national distribution network in the United States and Canada consisting of 38 sales and distribution centers and 3 corporate support and distribution centers. The Company believes that it has sales facilities in all of the major electronic products markets in the United States, including the Los Angeles/Orange County, San Francisco/Silicon Valley, Boston, Chicago, Denver, Philadelphia, Portland, Seattle, Connecticut, Florida, New Jersey, Georgia, Maryland, Minnesota, Ohio, Nevada and Texas areas. In Canada the Company has sales facilities in Toronto, Montreal and Vancouver.

                  As described in Note 6 to the consolidated financial
                statements, the Company has made an investment in SEI, one of the largest electronic component distributors in Europe. Subsequent to May 31, 1997 the Company converted its note receivable plus accrued interest into an equity interest of 16% in SEI's electronics distribution companies.

                  At May 31, 1997, the Company had approximately 1,400
                employees, substantially all of whom were employed full-time.
--------------------------------------------------------------------------------

BACKLOG
                  Information concerning backlog is not material to an
                understanding of the Company's business, as the Company's objective is to ship orders on the same day they are received unless the customer has requested a specific future delivery date on an order. Additionally, it is common industry practice for customers, in most cases, to be able to re-schedule or cancel orders for standard products with future delivery dates without significant penalties. In the electronics industry, the book-to-bill ratio, which is the ratio of sales orders received to shipments made, is commonly used as an indicator of business trends. A book-to-bill ratio greater than 1.00 reflects bookings in excess of billings and thus increasing sales trends. For most of calendar 1996, this book-to-bill ratio experienced declining trends and was generally below 1.00 for both the industry and the Company. This indicator has improved since the latter part of calendar 1996 and is currently above 1.00 for the industry and the Company.
--------------------------------------------------------------------------------

CERTAIN
CONSIDERATIONS

                CYCLICAL NATURE OF ELECTRONICS INDUSTRY; FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

                  The Company's business is affected by the cyclical nature of the electronics industry and overall trends in the general economy. The electronics distribution industry is very sensitive to fluctuating market conditions, primarily caused by changes in the supply and demand for electronic products, which impact product availability and prices. As a result, the Company's financial results may reflect significant variations from period to period due to these factors. Other factors which affect operating results include but are not limited to availability of products

---------

--------------------------------------------------------------------------------

CERTAIN
CONSIDERATIONS
(CONTINUED)
                from suppliers, the product mix sold by the Company, price competition for products sold by the Company, price decreases or obsolescence on inventory that is not price protected or returnable to suppliers, and the ability of the Company's customers to pay their obligations.

                NATURE OF DISTRIBUTOR AGREEMENTS

                  The Company's distributor agreements with its suppliers are non-exclusive. Consequently, the Company competes with numerous other distributors who sell the same or similar products, as well as with its suppliers, which tend to sell directly to their larger customers. The distributors' customers are generally smaller and less credit worthy than the principal customers of the suppliers. The Company's distributor agreements are also terminable on short notice. Suppliers have from time to time terminated such agreements with the Company and there can be no assurance that such terminations will not occur in the future. The Company's ten largest suppliers accounted for approximately 60% and 58% of the Company's total sales in fiscal 1996 and 1997, respectively. The loss of a key supplier could have a material adverse effect upon the Company and its future results of operations.

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

                COMPETITION

                  Supplying and servicing the electronics industry is a highly competitive business. The Company competes with other large national distributors, numerous local and regional distributors, as well as some of the Company's suppliers. The Company believes that competition is based primarily on customer service, product lines, product availability, competitive pricing and technical information, as well as value-added services.

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

                DEPENDENCE UPON KEY PERSONNEL

                  The Company's success depends to a significant extent upon the continued contributions of its management and key employees. The loss of these key employees could adversely impact the Company. The Company's future success will also depend in part upon its ability to attract and retain highly qualified personnel.
--------------------------------------------------------------------------------

                ITEM 2. PROPERTIES

                  The Company presently has 38 sales and distribution facilities and 3 corporate support and distribution centers. The Company's executive offices and corporate support and distribution center are located in El Monte, California. This facility is Company owned, has 258,000 square feet of space and utilizes an automated inventory handling system. The Company owns an additional 65,500 square foot warehouse and office facility in El Monte.

                                                                        --------

                FORM 10-K
                Marshall Industries
                Year Ended May 31, 1997

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

                  In the opinion of the Company, the current facilities are
                adequate for the Company's operating requirements.
--------------------------------------------------------------------------------

                ITEM 3. LEGAL PROCEEDINGS

                  There are no material pending legal proceedings to which the
                Company is a party.
--------------------------------------------------------------------------------

                ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matter was submitted to a vote of security holders during the quarter ended May 31, 1997.

                PART II
                ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                      STOCKHOLDER MATTERS

                  The Company's Common Stock is listed on the New York Stock
                Exchange under the symbol MI. The following table shows, for the periods indicated, the published closing sale prices per share for the Company's Common Stock.

--------------------------------------------------------
                                      High         Low
--------------------------------------------------------
FISCAL YEAR 1996
  First Quarter                      $ 35         $ 26  1/4
  Second Quarter                       37  3/4      32
  Third Quarter                        35  1/8      29  3/4
  Fourth Quarter                       32  1/4      29  1/2
--------------------------------------------------------
FISCAL YEAR 1997
  First Quarter                      $ 30  7/8    $ 26  1/4
  Second Quarter                       32  1/8      27  3/4
  Third Quarter                        33  1/8      28  3/4
  Fourth Quarter                       36  3/8      30  1/2
--------------------------------------------------------

                  The Company had approximately 5,000 shareholders at July 31,
                1997. It has never paid a cash dividend. Earnings have been retained to provide for the growth and expansion of the Company's business. The Board of Directors periodically considers whether or not to pay dividends. At this time, the Company does not plan to pay dividends.

---------

--------------------------------------------------------------------------------

                ITEM 6. SELECTED FINANCIAL DATA

                  The following table sets forth selected financial data with respect to the consolidated statements of income of the Company for the five fiscal years ended May 31, 1997, and the consolidated balance sheets of the Company at year end for each of those years. The selected financial data is derived from consolidated financial statements for such years and at such dates as audited by Arthur Andersen LLP, independent public accountants, including the consolidated statements of income for the three years ended May 31, 1997, and the consolidated balance sheets at May 31, 1996 and 1997 included elsewhere herein.

--------------------------------------------------------------------------------

CONSOLIDATED
STATEMENTS OF
INCOME

Years Ended May 31,                                   1993      1994      1995       1996        1997
--------------------------------------------------------------------------------------------------------
                                                          (In thousands except for per share data)
Net sales                                           $652,899  $822,548  $1,009,315 $1,164,812 $1,184,604
Cost of sales                                        502,955   652,121   820,571     955,331     988,371
--------------------------------------------------------------------------------------------------------
  Gross profit                                       149,944   170,427   188,744     209,481     196,233
Selling, general and administrative expenses         108,394   112,220   117,287     123,188     128,927
--------------------------------------------------------------------------------------------------------
  Income from operations                              41,550    58,207    71,457      86,293      67,306
Interest expense (income) -- net(1)                    2,016     1,931     1,916         989      (1,197)
--------------------------------------------------------------------------------------------------------
  Income before provision for income taxes            39,534    56,276    69,541      85,304      68,503
Provision for income taxes                            15,640    23,105    29,130      35,250      28,850
--------------------------------------------------------------------------------------------------------
Net income                                          $ 23,894  $ 33,171  $ 40,411  $   50,054  $   39,653
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
Net income per share(2)                             $   1.38  $   1.91  $   2.32  $     2.86  $     2.32
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
Cash dividends per share(3)                               --        --        --          --          --
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding         17,278    17,357    17,439      17,507      17,070

--------------------------------------------------------------------------------

CONSOLIDATED
BALANCE SHEETS --
SUMMARY

May 31,                                               1993      1994      1995       1996        1997
--------------------------------------------------------------------------------------------------------
                                                                       (In thousands)
Working capital                                     $206,970  $229,019  $254,394  $  284,508  $  330,962
Total assets                                         330,844   363,659   423,307     472,611     539,673
Long-term debt, net of current portion                54,468    34,742    45,205      25,000      50,000
Shareholders' investment                             202,791   238,716   279,752     329,994     348,942

--------------------------------------------------------------------------------

                (1) AMOUNTS ARE NET OF INTEREST INCOME OF $1.2 MILLION, $1.7 MILLION AND $2.6 MILLION IN 1995, 1996 AND 1997, RESPECTIVELY.
                (2) NET INCOME PER SHARE IS COMPUTED ON THE BASIS OF THE WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING DURING EACH YEAR. ALL AMOUNTS HAVE BEEN RESTATED TO REFLECT THE TWO FOR ONE STOCK SPLIT ON FEBRUARY 28, 1994.
                (3) THE COMPANY HAS NEVER PAID A CASH DIVIDEND. EARNINGS HAVE BEEN RETAINED TO PROVIDE FOR THE GROWTH AND EXPANSION OF THE COMPANY'S BUSINESS.

                                                                        --------

                FORM 10-K
                Marshall Industries
                Year Ended May 31, 1997
--------------------------------------------------------------------------------

                ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED
RESULTS OF
OPERATIONS
                  The following table sets forth items in the consolidated
                statements of income as a percent of net sales for periods shown:

-------------------------------------------------------------
Years Ended May 31,                   1995     1996     1997
-------------------------------------------------------------
Net sales                             100.0%   100.0%   100.0%
Cost of sales                          81.3     82.0     83.4
-------------------------------------------------------------
  Gross profit                         18.7     18.0     16.6
Selling, general and administrative
  expenses                             11.6     10.6     10.9
-------------------------------------------------------------
  Income from operations                7.1      7.4      5.7
Interest expense (income)--net           .2       .1      (.1)
-------------------------------------------------------------
  Income before provision for
    income taxes                        6.9      7.3      5.8
Provision for income taxes              2.9      3.0      2.4
-------------------------------------------------------------
Net income                              4.0%     4.3%     3.4%
-------------------------------------------------------------
-------------------------------------------------------------

                  As an aid to understanding the results of operations, the
                following is a summary of the Company's unaudited quarterly results of operations for fiscal years 1995, 1996 and 1997 (in thousands except for per share data):

-------------------------------------------------------------------------------------
                                 First     Second      Third     Fourth
1995                            Quarter    Quarter    Quarter    Quarter      Year
-------------------------------------------------------------------------------------
Net sales                      $ 223,101  $ 243,827  $ 261,623  $ 280,764  $1,009,315
Gross profit                      44,112     46,265     47,019     51,348     188,744
Net income                         8,736      9,389     10,092     12,194      40,411
Net income per share                 .50        .54        .58        .70        2.32

1996
-------------------------------------------------------------------------------------
Net sales                      $ 275,870  $ 295,532  $ 288,008  $ 305,402  $1,164,812
Gross profit                      50,945     53,692     52,220     52,624     209,481
Net income                        12,199     13,639     12,250     11,966      50,054
Net income per share                 .70        .78        .70        .68        2.86

1997
-------------------------------------------------------------------------------------
NET SALES                      $ 269,290  $ 286,346  $ 304,007  $ 324,961  $1,184,604
GROSS PROFIT                      46,862     47,820     48,274     53,277     196,233
NET INCOME                         8,783      9,350      9,799     11,721      39,653
NET INCOME PER SHARE                 .51        .55        .58        .70        2.32
-------------------------------------------------------------------------------------

---------

--------------------------------------------------------------------------------

FISCAL 1997
COMPARED TO FISCAL
1996

                  The increase in net sales for fiscal 1997, as compared to
                fiscal 1996, was due primarily to an increase in the sales volume of mass storage, microprocessor and liquid crystal display ("LCD") products. Sales of these products increased by $80,747,000 in fiscal 1997, as compared to fiscal 1996. The addition of new suppliers during the last two fiscal years contributed to most of the increase in the sales of such products. This increase was partially offset by a decrease in the sales of memory products, "DRAM's" and "SRAM's". Sales of these products decreased $77,830,000 in fiscal 1997, as compared to fiscal 1996. While there was an increase in the unit volume sold of memory products in fiscal 1997 from fiscal 1996, the substantial market decline in unit pricing during the period reported accounted for the significant decrease in sales dollars of such products. The sales volume of the Company's other major products increased modestly from the prior year.

                  Beginning in late calendar year 1995, the industry experienced a marked increase in the availability of a number of electronic components, particularly memory products, and a moderation in customer demand. These conditions have had a material impact on the Company's net sales and margins. The industry continues to experience pressures on pricing and margins.

                  The decrease in gross profit as a percent of sales for fiscal
                1997, from fiscal 1996, was primarily due to a shift in the mix of products sold with an increase in the sales of mass storage products and microprocessors, which are lower margin products. The decline in the margins on some of the Company's products, particularly DRAM's, also contributed to the decrease in margins in fiscal 1997, as compared to fiscal 1996.

                  The increase in selling, general, and administrative expenses
                ("SG&A") for fiscal 1997 from fiscal 1996 was largely from higher salary and related expenses. The increase of $4,541,000 in these expenses was due to salary adjustments and higher staffing levels during the year. The increase in expenses to enhance and expand the Company's sales automation and other information technology capabilities in fiscal 1997 from fiscal 1996, was partially offset by a decrease in bad debt expense.

                  Interest expense-net decreased in fiscal 1997 from fiscal 1996 mainly from the lower levels of borrowings during the year and an increase in interest income recorded on its note receivable due from SEI, as described in Note 6 to the consolidated financial statements. The Company converted the note receivable plus accrued interest into a 16% equity interest in SEI's electronics distribution companies subsequent to May 31, 1997. This will result in a reduction of interest income in future periods.

--------------------------------------------------------------------------------

FISCAL 1996
COMPARED TO FISCAL
1995
                  The increase in net sales for fiscal 1996, as compared to
                fiscal 1995, was almost entirely due to an increase in the sales volume of semiconductor products. Sales of such products increased by $152,911,000, as compared to fiscal 1995. The increase in the sales of semiconductor products was mainly the result of continuing strong market demand for these products. The sales volume of most of the Company's other major products remained relatively unchanged, as compared to fiscal 1995.

                  The decrease in gross profit as a percent of sales for fiscal
                1996, as compared to fiscal 1995, was due to a decline in the margins on many of the Company's major products. This decline in margins mainly resulted from market pressures on the pricing of a number of the Company's products.

                                                                        --------

                FORM 10-K
                Marshall Industries
                Year Ended May 31, 1997

--------------------------------------------------------------------------------

FISCAL 1996
COMPARED TO FISCAL
1995
(CONTINUED)

                  The increase in SG&A expenses, in dollars for fiscal 1996, as compared to fiscal 1995, was mainly due to the addition of approximately 50 salespeople and several senior managers, partly offset by a reduction in warehouse and accounting clerical headcount. Salary adjustments and increases in incentive payments from the Company's higher profitability levels also contributed to the increase in SG&A expenses in fiscal 1996, as compared to fiscal 1995. In addition, there were increases in expenses from information systems enhancement projects, and higher delivery and advertising costs. Primarily due to the increase in sales volume with lower levels of increase in operating costs to meet this volume, SG&A as a percentage of sales declined to 10.6% for fiscal 1996 as compared to 11.6% for fiscal 1995.

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

                  At May 31, 1997, the Company's working capital increased by
                $46,454,000 to $330,962,000, as compared to the prior year. This increase was primarily attributable to increases in the Company's accounts receivables and inventories, which were needed to support the higher sales volume in the fourth quarter of fiscal 1997 and certain customer requirements. These increases in accounts receivables and inventories were partially offset by an increase in accounts payable.

                  The increases that accounted for the change in working
                capital, as described above, also contributed to the net cash used for operating activities in fiscal 1997.

                  During fiscal 1997 the Company incurred $2,706,000 in capital expenditures.

                  The purchase of 725,000 shares of the Company's common stock for $21,819,000 and repayment of $25,000,000 of the Company's term loan accounted for substantially all of the net cash used in financing activities in fiscal 1997, which was partially offset by borrowings of $50,000,000 under the Company's bank credit lines.

                  Working capital increased by $30,114,000 and $25,375,000 for fiscal 1996 and 1995, respectively, as compared to the prior years.

                  Net cash provided by operating activities was $24,478,000 and
                $21,410,000 in fiscal 1996 and 1995, respectively. The Company's net income and depreciation exceeded the net increases in accounts receivables and inventories, offset by the increase in accounts payable, for these periods. The increase in inventories and receivables, offset by an increase in accounts payable, was to support the continuing growth in the Company's sales during these periods.

                  The Company incurred capital expenditures of $5,269,000 and
                $2,861,000 in fiscal 1996 and 1995, respectively.

                  During fiscal 1996 and 1995, the Company repaid $20,615,000 and $15,485,000, respectively, in bank credit line borrowings.

                  In fiscal 1995, the Company invested $27,954,000 in a
                convertible note from SEI which was mostly financed by a $25,000,000 term loan, as described in Note 6 to the consolidated financial statements.

                  The Company's sources of liquidity at May 31, 1997 consisted principally of working capital of $330,962,000 and unsecured bank credit lines of $70,000,000, of which there were $50,000,000 of borrowings outstanding as of May 31, 1997. The Company believes that its working capital, borrowing capabilities, and the funds generated from operations should be sufficient to finance its anticipated operational requirements.

--------

--------------------------------------------------------------------------------

                ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

                             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE
SHAREHOLDERS AND
BOARD OF DIRECTORS
OF MARSHALL
INDUSTRIES:

                  We have audited the accompanying consolidated balance sheets of Marshall Industries (a California corporation) and subsidiaries as of May 31, 1996 and 1997, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marshall Industries as of May 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 1997, in conformity with generally accepted accounting principles.

                                                 ARTHUR ANDERSEN LLP

                Los Angeles, California
                July 18, 1997

                                                                        --------

                CONSOLIDATED BALANCE SHEETS
                Marshall Industries
--------------------------------------------------------------------------------

ASSETS                  May 31,                                                                 1996       1997
                        ------------------------------------------------------------------------------------------
                                                                                                  (Dollars in
                                                                                                   thousands)
                        CURRENT ASSETS:
                          Cash                                                                $   2,208  $   1,687
                          Receivables, less reserves of $8,405 in 1996 and
                            $8,003 in 1997                                                      140,785    167,769
                          Inventories                                                           240,882    284,419
                          Prepaid expenses                                                          759        904
                          Deferred income tax benefits (Note 3)                                  13,845     14,272
                        ------------------------------------------------------------------------------------------
                              Total current assets                                              398,479    469,051
                        ------------------------------------------------------------------------------------------
                        PROPERTY, PLANT AND EQUIPMENT, at cost (Note 1):
                          Land                                                                    8,863      8,863
                          Buildings and improvements                                             34,552     35,304
                          Equipment, furniture, fixtures and other                               23,181     23,204
                          Computer equipment                                                     12,179     13,849
                        ------------------------------------------------------------------------------------------
                                                                                                 78,775     81,220
                          Accumulated depreciation and amortization                             (38,610)   (44,988)
                        ------------------------------------------------------------------------------------------
                                                                                                 40,165     36,232
                        NOTE RECEIVABLE (Note 6)                                                 30,689     33,110
                        OTHER ASSETS -- NET (Note 1)                                              3,278      1,280
                        ------------------------------------------------------------------------------------------
                                                                                              $ 472,611  $ 539,673
                        ------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
LIABILITIES AND
SHAREHOLDERS'
INVESTMENT              CURRENT LIABILITIES:
                          Accounts payable                                                    $  98,686  $ 120,149
                          Other accrued liabilities including salaries and wages                 14,171     16,500
                          Income taxes payable                                                    1,114      1,440
                        ------------------------------------------------------------------------------------------
                              Total current liabilities                                         113,971    138,089
                        ------------------------------------------------------------------------------------------
                        LONG-TERM DEBT (Note 2)                                                  25,000     50,000
                        DEFERRED INCOME TAX LIABILITIES (Note 3)                                  3,646      2,642
                        COMMITMENTS AND CONTINGENCIES (Note 4)
                        SHAREHOLDERS' INVESTMENT (Notes 1 and 5):
                          Common stock, $1.00 par value
                            Shares authorized -- 40,000,000
                            Shares issued and outstanding -- 17,278,864 in 1996 and
                              16,616,364 in 1997                                                 17,279     16,616
                          Additional paid-in capital                                             53,653     33,611
                          Retained earnings                                                     259,062    298,715
                        ------------------------------------------------------------------------------------------
                                                                                                329,994    348,942
                        ------------------------------------------------------------------------------------------
                                                                                              $ 472,611  $ 539,673
                        ------------------------------------------------------------------------------------------
                        ------------------------------------------------------------------------------------------
                        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                          STATEMENTS.

---------

                CONSOLIDATED STATEMENTS OF INCOME
                Marshall Industries

--------------------------------------------------------------------------------

                          For the Years Ended May 31,                                  1995          1996          1997
                          ---------------------------------------------------------------------------------------------
                                                                                     (In thousands except per share data)
                          Net sales                                                $  1,009,315  $  1,164,812  $  1,184,604
                          Cost of sales                                                 820,571       955,331       988,371
                          ---------------------------------------------------------------------------------------------
                            Gross profit                                                188,744       209,481       196,233
                          Selling, general and administrative expenses                  117,287       123,188       128,927
                          ---------------------------------------------------------------------------------------------
                            Income from operations                                       71,457        86,293        67,306
                          Interest expense (income), net (Note 1)                         1,916           989        (1,197)
                          ---------------------------------------------------------------------------------------------
                            Income before provision for income taxes                     69,541        85,304        68,503
                          Provision for income taxes (Notes 1 and 3)                     29,130        35,250        28,850
                          ---------------------------------------------------------------------------------------------
                          NET INCOME                                               $     40,411  $     50,054  $     39,653
                          ---------------------------------------------------------------------------------------------
                          ---------------------------------------------------------------------------------------------
                          NET INCOME PER SHARE (Note 1)                                   $2.32         $2.86         $2.32
                          ---------------------------------------------------------------------------------------------
                          ---------------------------------------------------------------------------------------------
                          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                                        --------

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT Marshall Industries
                For the Years Ended May 31, 1995, 1996 and 1997

--------------------------------------------------------------------------------

                                                                                      Common Stock        Additional
                                                                                ------------------------    Paid-in     Retained
                                                                                   Shares       Amount      Capital     Earnings
                          --------------------------------------------------------------------------------------------------------
                                                                                              (Dollars in thousands)
                          BALANCE, MAY 31, 1994                                    17,231,864  $  17,232   $  52,887   $   168,597
                            Compensation expense related to nonqualified stock
                              options (Note 5)                                             --         --          92            --
                            Exercise of stock options                                  37,000         37         252            --
                            Tax benefit from stock options exercised                       --         --         244            --
                            Net income                                                     --         --          --        40,411
                          ------------------------------------------------------------------------------------
                          BALANCE, MAY 31, 1995                                    17,268,864     17,269      53,475       209,008
                            Compensation expense related to nonqualified stock
                              options (Note 5)                                             --         --          30            --
                            Exercise of stock options                                  10,000         10          79            --
                            Tax benefit from stock options exercised                       --         --          69            --
                            Net income                                                     --         --          --        50,054
                          ------------------------------------------------------------------------------------
                          BALANCE, MAY 31, 1996                                    17,278,864     17,279      53,653       259,062
                            Purchase of Company stock                                (725,000)      (725)    (21,094)           --
                            Exercise of stock options                                  62,500         62         531            --
                            Tax benefit from stock options exercised                       --         --         521            --
                            Net Income                                                     --         --          --        39,653
                          ------------------------------------------------------------------------------------
                          BALANCE, MAY 31, 1997                                    16,616,364  $  16,616   $  33,611   $   298,715
                          ------------------------------------------------------------------------------------
                          ------------------------------------------------------------------------------------
                          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

---------

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                Marshall Industries

--------------------------------------------------------------------------------

                    For the Years Ended May 31,                                          1995      1996      1997
                    ------------------------------------------------------------------------------------
                                                                                          (Dollars in thousands)
CASH FLOWS FROM     Net income                                                         $ 40,411  $ 50,054  $ 39,653
                    Adjustments to reconcile net income to net cash
OPERATING
                      provided by (used for) operating activities:
ACTIVITIES:
                        Depreciation and amortization                                     7,566     7,877     8,756
                        Provision for bad debts                                           3,339     2,964     2,370
                        Interest on note receivable                                      (1,096)   (1,639)   (2,421)
                        Change in current assets and liabilities:
                          Increase in receivables                                       (20,742)   (5,857)  (29,354)
                          Increase in inventories                                       (15,344)  (44,785)  (43,537)
                          Increase in accounts payable                                    9,216    18,631    21,463
                          Increase in other accrued liabilities, including salaries
                            and wages                                                       870     3,610     2,329
                          Increase (decrease) in income taxes payable                       (64)   (1,686)      326
                        Deferred income tax benefit, net                                 (2,816)   (4,507)   (1,431)
                        Other                                                                70      (184)     (140)
                    ------------------------------------------------------------------------------------
                          Total adjustments                                             (19,001)  (25,576)  (41,639)
                    ------------------------------------------------------------------------------------
                          Net cash provided by (used for) operating activities           21,410    24,478    (1,986)
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM     Note receivable                                                     (27,954)       --        --
INVESTING           Capital expenditures, net                                            (2,861)   (5,269)   (2,706)
ACTIVITIES:         Deferred software costs                                                (829)      (52)     (124)
                    ------------------------------------------------------------------------------------
                          Net cash used in investing activities                         (31,644)   (5,321)   (2,830)
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM     Net borrowings (repayments) under bank credit lines                 (10,000)  (20,000)   50,000
FINANCING           Repayments of long-term debt                                         (5,485)     (615)       --
ACTIVITIES:         Term loan borrowings (repayments)                                    25,000        --   (25,000)
                    Purchase of common stock                                                 --        --   (21,819)
                    Exercise of stock options                                               533       158     1,114
                    ------------------------------------------------------------------------------------
                          Net cash provided by (used in) financing activities            10,048   (20,457)    4,295
                    ------------------------------------------------------------------------------------
                    Net decrease in cash                                                   (186)   (1,300)     (521)
                    Cash at beginning of year                                             3,694     3,508     2,208
                    ------------------------------------------------------------------------------------
                    Cash at end of year                                                $  3,508  $  2,208  $  1,687
                    ------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
SUPPLEMENTAL        Cash paid during the year for the following:
DISCLOSURES OF
CASH FLOW
INFORMATION:
                      Interest                                                         $  2,691  $  2,399  $  1,237
                    ------------------------------------------------------------------------------------
                    ------------------------------------------------------------------------------------
                      Income taxes                                                     $ 31,435  $ 41,253  $ 29,558
                    ------------------------------------------------------------------------------------
                    ------------------------------------------------------------------------------------
                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                      STATEMENTS.

                                                                        --------

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Marshall Industries
                May 31, 1997
--------------------------------------------------------------------------------
NOTE 1.
SUMMARY OF
SIGNIFICANT
ACCOUNTING
POLICIES

                NATURE OF OPERATIONS:

                  Through a network of 38 sales and distribution facilities and
                3 corporate support and distribution centers in the United States and Canada, the Company supplies and services a broad range of products, including semiconductors, passive components, connectors and interconnect products, and computer systems and peripheral products, as well as production supplies.

                PRINCIPLES OF CONSOLIDATION:

                  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

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

                INTEREST EXPENSE:

                  Interest income of $1,180,000, $1,711,000 and $2,569,000 is netted against interest expense in fiscal 1995, 1996 and 1997, respectively.

                TAX DEFERRED PROFIT SHARING PLAN:

                  Under the provisions of the Marshall Industries Tax Deferred
                Profit Sharing Plan (the "Plan"), participating employees may defer from two to twelve percent, with certain limitations, of their earnings each payroll period, and such amount is deposited in a nonforfeitable, fully vested trust account for the employees' benefit. The Company contributes quarterly an amount equal to 50 percent of the employees' contributions, limited to 3% of such employee earnings for the quarter, reduced by employee forfeitures of prior Company contributions. Company contributions may be limited to the extent of net profits and must be invested in the Company's common stock. The Plan, however, may not own more than 20 percent of the Company's outstanding shares. At May 31, 1997, the Plan owned less than 2% of the Company's outstanding shares. Company contributions to the Plan amounted to $1,141,000 in 1995, $1,538,000 in 1996 and
                $1,230,000 in 1997.

                INCOME TAXES:

                  The Company accounts for its income taxes in accordance with
                Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted tax rates.

---------

--------------------------------------------------------------------------------

NOTE 1.
SUMMARY OF
SIGNIFICANT
ACCOUNTING
POLICIES
(CONTINUED)

                CASH AND ACCOUNTS PAYABLE:

                  The Company's banking arrangements provide for the daily
                replenishment of its bank accounts for check clearing requirements. Accordingly, outstanding checks of $16,354,000 and $22,904,000 that had not yet been paid by the Company's banks at May 31, 1996 and 1997, respectively, are reflected in cash and accounts payable in the accompanying consolidated financial statements.

                INVENTORIES:

                  The Company values its inventories at the lower of weighted average cost or market.

                SHAREHOLDERS' INVESTMENT:

                  The Company has authorized 200,000 shares of no par value
                preferred stock, of which none was outstanding at May 31, 1996 or 1997.

                CAPITALIZED DEFERRED SOFTWARE COSTS:

                  Deferred software costs are included in other assets and
                represent payments to vendors for the design, purchase and implementation of the computer software for the Company's operating and financial systems. Such deferred costs, aggregating $10,264,000, are amortized over periods not to exceed five years. At May 31, 1996 and 1997, the accumulated amortization of such costs were $7,196,000 and $9,313,000, respectively.

                NET INCOME PER SHARE:

                  Per share amounts are computed on the basis of weighted
                average common and common equivalent shares outstanding (17,439,000 in 1995, 17,507,000 in 1996 and 17,070,000 in 1997).
                Common equivalent shares include the dilutive effect of outstanding stock options, if applicable. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". The statement revises the computation for earnings per share. The Company will adopt this standard, which also includes certain additional disclosures, in the third quarter of fiscal 1998. The adoption of the standard is not expected to have a material effect on the Company's earnings per share.

                USE OF ESTIMATES:

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that these estimates and assumptions provide a reasonable basis for the fair presentation of the consolidated financial statements.

                CONCENTRATION OF CREDIT RISK:

                  The Company places its cash in what it believes to be
                credit-worthy financial institutions. However, cash balances exceed FDIC insured levels at various institutions. In addition, the Company has significant receivable balances from certain customers.

                                                                        --------

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Marshall Industries
                May 31, 1997

--------------------------------------------------------------------------------

NOTE 1.
SUMMARY OF
SIGNIFICANT
ACCOUNTING
POLICIES
(CONTINUED)

                WHOLLY OWNED SUBSIDIARIES:

                  During fiscal 1997, the Company established the following
                wholly owned subsidiaries: Marshall Industries Technology Products to conduct U.S. sales activities, GS Marshall-Canada Inc. to conduct Canadian sales activities, and At Once, Inc. to conduct certain catalogue and telemarketing sales activities. The Company is engaged in one business, the sales and distribution of electronic components, computer products and production supplies.

--------------------------------------------------------------------------------

NOTE 2.
LONG-TERM DEBT
                  Long-term debt consists of the following (in thousands):

                                                        May 31,
                                                     1996     1997
--------------------------------------------------------------------
Bank credit lines                                   $    --  $50,000
Term loan (Note 6)                                   25,000       --
--------------------------------------------------------------------
                                                     25,000   50,000
Less current portion                                     --       --
--------------------------------------------------------------------
                                                    $25,000  $50,000
--------------------------------------------------------------------
--------------------------------------------------------------------

                BANK CREDIT LINES

                  The Company has revolving credit line agreements with two
                major banks to borrow up to $70,000,000 in the aggregate. These unsecured credit line agreements, with borrowing limits of up to $25,000,000 and $45,000,000 each, mature on September 30, 1998.
                The interest rates under these credit lines are determined at the time of borrowing based on a choice of options as specified in the agreements. The options range from floating rates of LIBOR, IBOR, certificate of deposit, offshore, or banker's acceptance plus 1/2%, up to prime rate. At May 31, 1997, the prime rate was 8.50%. A commitment fee is payable based on 1/4% per annum on the daily average unused amounts of the lines of credit. In addition, both banks require a facility fee of 1/8% per annum on the commitment balance. There are no compensating balance requirements.

                  The terms of these credit agreements require the Company,
                among other things, to maintain a minimum net worth of $230,000,000 which is adjusted upward quarterly by 70 percent of net income and 70 percent of net proceeds from any sales of capital stock or subordinated debentures. At May 31, 1997, at least $288,453,000 of shareholders' investment was required to meet this covenant. The credit agreements also require the Company to meet certain specified working capital and financial ratios and not to make capital expenditures or incur lease liabilities in excess of certain specified amounts. The Company is in compliance with all conditions and covenants of these agreements.

                TERM LOAN

                  In August 1994, the Company obtained an unsecured term loan in the amount of $25,000,000 with principal repayment due on September 30, 1997. The interest rate on the loan was based on the 90 day LIBOR rate plus 1/2%. The loan was paid in full during fiscal 1997.

                MATURITIES OF LONG-TERM DEBT

                  Long-term debt at May 31, 1997 is payable in fiscal 1999.

                FAIR VALUE

                  The Company's bank credit lines and term loan approximate fair value as they bear floating interest rates.

---------

--------------------------------------------------------------------------------

NOTE 3.
INCOME TAXES
                  The provision for income taxes consists of the following (in thousands):

----------------------------------------------------------------------------------
Current:                                             1995       1996       1997
----------------------------------------------------------------------------------
  Federal                                          $  25,675  $  31,458  $  23,386
  State                                                6,271      8,299      6,895
----------------------------------------------------------------------------------
                                                      31,946     39,757     30,281
----------------------------------------------------------------------------------
Deferred:
  Federal                                             (2,435)    (3,615)    (1,144)
  State                                                 (381)      (892)      (287)
----------------------------------------------------------------------------------
                                                      (2,816)    (4,507)    (1,431)
----------------------------------------------------------------------------------
        Total                                      $  29,130  $  35,250  $  28,850
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------

                  The difference between the income tax provision at the Federal statutory rate and the recorded income tax provision is reconciled as follows (in thousands):

----------------------------------------------------------------------------------
                                                     1995       1996       1997
----------------------------------------------------------------------------------
Computed Federal income taxes at
  the statutory rate                               $  24,339  $  29,856  $  23,976
State income taxes, net of Federal income tax
benefit                                                3,829      4,814      4,295
Other, net                                               962        580        579
----------------------------------------------------------------------------------
        Provision for income taxes                 $  29,130  $  35,250  $  28,850
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------

                  As of May 31, 1996 and 1997, deferred tax assets (liabilities)
                were comprised of the following (in thousands):

-----------------------------------------------------------------------------------
                                                                 1996       1997
-----------------------------------------------------------------------------------
Operating reserves                                             $   8,157  $   8,657
Tax depreciation in excess of book amounts                        (2,824)    (2,345)
Capitalization of deferred software costs for book purposes         (927)      (310)
Capitalization of inventory costs for income tax purposes            790        633
State tax provision                                                1,522      1,223
Vacation expense accrued for book purposes                           986      1,054
Other, net                                                         2,495      2,718
-----------------------------------------------------------------------------------
        Total net deferred tax asset                           $  10,199  $  11,630
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

                  As of May 31, 1997, the Company had total deferred tax assets of $14,272,000 and total deferred tax liabilities of $2,642,000. The Company did not record any valuation allowances against deferred tax assets at May 31, 1997.

                                                                        --------

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Marshall Industries
                May 31, 1997

--------------------------------------------------------------------------------

NOTE 4.
COMMITMENTS AND
CONTINGENCIES

                LEASE COMMITMENTS:

                  The Company leases certain facilities and equipment under
                operating leases expiring at various dates through fiscal year 2002. The aggregate rent expense for all operating leases was $2,665,000 in 1995, $2,323,000 in 1996 and $2,551,000 in 1997.

                  The future minimum lease payments under all leases are shown below (in thousands):

------------------------------------------------------------------------------------
                                                                    Operating Leases
------------------------------------------------------------------------------------
Year Ending May 31,
  1998                                                                  $   1,511
  1999                                                                        916
  2000                                                                        239
  2001                                                                         17
  2002                                                                         95
------------------------------------------------------------------------------------
                                                                        $   2,778
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------

                  Amounts shown above are net of sublease income of $443,000,
                $339,000, $327,000 and $218,000 for 1998, 1999, 2000, and 2001,
                respectively.

                STOCK BUY-BACK:

                  In May, 1996, the Company announced that its Board of
                Directors authorized the purchase of up to 1 million shares of the Company's common stock. Shares may be purchased from time to time in the open market or otherwise at prevailing prices. The Company purchased 725,000 shares during fiscal 1997.

                LITIGATION:

                  There are no material pending legal proceedings to which the
                Company is a party.

                INCOME TAXES:

                  During fiscal 1997, the Internal Revenue Service ("IRS")
                completed its examination of the Company's Federal income tax returns for taxable years 1991 through 1994 which resulted in the issuance of deficiency notices seeking additional taxes. These assessments are currently under administrative appeal. Based upon consultation with its tax advisors, the Company believes that it has meritorious defenses to the deficiencies asserted by the IRS and that the final outcome of these examinations will not have a material impact on its financial position or results of operations.

---------

--------------------------------------------------------------------------------

NOTE 5.
STOCK OPTIONS
                  The Company has one active stock option plan which provides for the granting of incentive and nonqualified stock options covering 600,000 shares of common stock. There were two other plans, which are inactive with respect to the granting of new options, during the periods reported. Nonqualified stock options may have an exercise price which is less than market value at the date of grant; incentive stock options must have an exercise price equal to market value at the date of grant. There were 40,000, 50,000 and 35,000 options granted in fiscal 1995, 1996 and 1997, respectively, at exercise prices ranging from $25.25 to $35.875 per share. At May 31, 1997, 190,000 shares were available for additional grants.

                  As permitted by Statement of Financial Accounting Standards
                No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), effective for fiscal 1997, the Company continues to account for stock compensation costs in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Had compensation costs for the Company's stock plans been determined in accordance with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands except per share data):

--------------------------------------------------------
                                      1996       1997
--------------------------------------------------------
Net income             As reported  $  50,054  $  39,653
                       Pro forma    $  49,982  $  39,490
Net income per share   As reported  $    2.86  $    2.32
                       Pro forma    $    2.86  $    2.31
--------------------------------------------------------
--------------------------------------------------------

                  Because the SFAS No. 123 method of accounting has not been applied to options granted prior to May 31, 1995, the resulting pro forma compensation costs may not be representative of that to be expected in future years.

                  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for options granted in fiscal 1996 and 1997: risk-free interest rate of approximately 6% and 7%, respectively; expected dividend yields of 0%; expected volatility of approximately 29%; expected life of 7 years.

                                                                        --------

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Marshall Industries
                May 31, 1997

--------------------------------------------------------------------------------

NOTE 5.
STOCK OPTIONS
(CONTINUED)

                  The following is a summary of changes in outstanding options for the Company's stock option plans for the three years ended May 31, 1997:

------------------------------------------------------------------------------------
                                                                   Weighted-Average
                                                         Shares     Exercise Price
------------------------------------------------------------------------------------
OPTIONS OUTSTANDING AT MAY 31, 1994                       444,500        $13.547
Options granted                                            40,000         26.563
Options exercised                                         (37,000)         7.629
Options expired or canceled                                (4,000)         7.600
                                                        ---------
OPTIONS OUTSTANDING AT MAY 31, 1995                       443,500         15.268
Options granted                                            50,000         35.875
Options exercised                                         (10,000)         8.900
                                                        ---------
OPTIONS OUTSTANDING AT MAY 31, 1996                       483,500         17.531
Options granted                                            35,000         30.089
Options exercised                                         (62,500)         9.494
Options expired or canceled                                (5,000)        30.000
                                                        ---------
OPTIONS OUTSTANDING AT MAY 31, 1997                       451,000         19.481
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------
Options exercisable at May 31, 1995                       108,500        $11.571
Options exercisable at May 31, 1996                       138,500         13.904
Options exercisable at May 31, 1997                       111,000         21.138
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------

                  The following table outlines the detail of options outstanding at May 31, 1997:

---------------------------------------------------------------------------------------------
                                                 Weighted-Average    Exercisable    Weighted-Average
  Number                      Weighted-Average       Remaining           at         Exercise Price of
of Options    Option Price     Exercise Price    Contractual Life   May 31, 1997   Exercisable Shares
---------------------------------------------------------------------------------------------
 260,000         $14.00              $14.00             13.9             20,000         $   14.00
 170,000     24.00 - 35.875           29.17              8.0             70,000             26.85
  21,000      8.675 - 8.90             8.89              3.7             21,000              8.89
---------------------------------------------------------------------------------------------
 451,000    $8.675 - $35.875         $19.48             11.2            111,000         $   21.14
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

                  The difference between the quoted market value of the shares at the date of grant and the option price for grants made under the nonqualified plans is charged to income as compensation expense over the vesting periods of the related options. During fiscal 1995 and 1996, $92,000 and $30,000, respectively, were charged against income and credited to additional paid-in capital under these plans. No amounts were charged in fiscal 1997. Options granted vest over periods from four to ten years and are exercisable over periods from ten to twenty years. The income tax effect of any difference between the market price at the grant date and the market price at the exercise date is credited to additional paid-in capital as the options are exercised.

---------

--------------------------------------------------------------------------------

NOTE 6.
INVESTMENT IN
SONEPAR
ELECTRONIQUE
INTERNATIONAL
                  In August, 1994, the Company invested 151 million French
                Francs ($28 million in U.S. dollars) in Sonepar Electronique International ("SEI"), among the largest electronic component distributors in Europe. This investment is in the form of an interest bearing, convertible note, guaranteed by a major French bank as to default. The interest on the note is the same as the Company's borrowing rates under its unsecured term loan, as described in Note 2. The note plus accrued interest will be converted in fiscal 1998 into a minority equity interest of up to 20% in Eurotronics S.A.S. if certain anticipated sales and pre-tax income goals are met by SEI. If these goals are not met, the Company will have the option to call for the repayment in U.S. dollar equivalent of the original loan (plus accrued interest) or to convert the loan into a 20% equity interest in Eurotronics S.A.S. At conversion, the companies making up SEI will be transferred to Eurotronics S.A.S. Following the conversion, SEI will have a 2 year option to purchase an equivalent amount in U.S. dollars of the Company's stock of up to 5% of the Company's outstanding shares on a fully diluted basis. The option price will be based on market prices at the time of conversion. In addition, the Company will have the option of increasing its equity investment to 49% in Eurotronics S.A.S. To finance its investment in SEI, the Company obtained an unsecured term loan in the amount of $25,000,000 (Note 2).

                  Subsequent to May 31, 1997, the Company converted the note receivable plus accrued interest from Eurotronics S.A.S., into a minority equity interest of 16% in SEI's electronics distribution companies. As described herein, the Company will grant a stock option to SEI for a period of two years to purchase 874,545 shares of the Company's stock at a price of $34.5685 per share which is based on the average trading price of the Company's stock for the 90 days preceding the conversion date.

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

--------------------------------------------------------------------------------

NOTE 8.
ACCORD CONTRACT
SERVICES JOINT
VENTURE
                  In August, 1996, the Company formed a joint venture with Wyle
                Electronics ("Wyle"), another distributor of semiconductors and computer products. The venture, known as Accord Contract Services LLC ("Accord"), is 50% owned by each of the Company and Wyle (the "members"). Accord provides value-added services to each of its members including component kitting, turnkey manufacturing solutions, and auto-replenishment systems. The venture is subject to termination under various circumstances, including the election of either member upon a change in control of either of the members. In the event of a termination of Accord following such a change in control, the member subject to the change in control would then be required under the Accord Limited Liability Company Agreement ("Agreement") to pay the other member certain fees as compensation for the termination of the venture. Such fees are based, among other things, on the value of the venture at the time of termination considering its sales volume and other factors, but in no event are to be less than $25 million.

                  On or about August 6, 1997 Raab Karcher AG, an indirect
                wholly-owned subsidiary of VEBA AG, consummated a tender offer for all or substantially all of the common stock of Wyle. Under the terms of the Agreement, such a change in the ownership of Wyle entitles the Company, at its option, to initiate the dissolution of Accord. In such event, the Agreement provides that the Company is entitled to receive termination fees in the aggregate amount of approximately $25 million from Wyle. The Company is currently evaluating the impact of this change in control of Wyle on Accord.

--------------------------------------------------------------------------------
                ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                          NONE

                                                                        --------

                FORM 10-K
                Marshall Industries
                Year Ended May 31, 1997

--------------------------------------------------------------------------------
                PART III

                  Marshall will file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A. The material under the following captions of the Proxy Statement for the Annual Meeting of Shareholders to be held on October 21, 1997 is incorporated herein by this reference: Election of Directors, Executive Officers, Executive Compensation, Employee Agreements, Principal Shareholders, Certain Relationships and Related Transactions.
--------------------------------------------------------------------------------

                PART IV

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                  (A) 1. CONSOLIDATED FINANCIAL STATEMENTS -- The following
                consolidated financial statements of Marshall Industries are set forth in Item 8 of this Annual Report on Form 10-K:

------------------------------------------------------------------------------------
                                                                                   Page
------------------------------------------------------------------------------------
Report of Independent Public Accountants                                                21
Consolidated Financial Statements:
  Balance Sheets -- May 31, 1996 and 1997                                               22
  Statements for the years ended May 31, 1995, 1996 and 1997 --
    Income                                                                              23
    Shareholders' Investment                                                            24
    Cash Flows                                                                          25
  Notes to Consolidated Financial Statements                                            26

                  (A) 2. FINANCIAL STATEMENT SCHEDULES -- All schedules are
                omitted since they are not applicable, not required, or the required information is included in the consolidated financial statements or notes thereto.

                  (A) 3. EXHIBITS -- The following exhibits are attached to this
                Annual Report on Form 10-K:

Exhibit 3.1: Articles of Incorporation, as amended. (Incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form
                 10-K for the fiscal year ended May 31, 1996.)
Exhibit 3.2: Amended and Restated By-Laws. (Incorporated herein by reference to Exhibit (ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1987.)
Exhibit  3.3:    Certificate of Amendment to By-Laws of Marshall Industries.
                 (Incorporated herein by reference to Exhibit C to the Company's
                 Proxy Statement for the annual meeting of shareholders held on October 11, 1988.)
Exhibit 10.1:    Credit Agreement dated March 1, 1993 between Marshall
                 Industries and Bank of America National Trust and Savings
                 Association. (Incorporated herein by reference to Exhibit (ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1993.)
Exhibit 10.2:    First Amendment to Credit Agreement dated May 3, 1993 between
                 Marshall Industries and Bank of America National Trust and
                 Savings Association. (Incorporated herein by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1993.)
Exhibit 10.3: Second Amendment to Credit Agreement dated March 25, 1994 between Marshall Industries and Bank of America National Trust and Savings Association. (Incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended
                 May 31, 1996.)

---------

--------------------------------------------------------------------------------

Exhibit 10.4:    Third Amendment to Credit Agreement dated June 1, 1995 between
                 Marshall Industries and Bank of America National Trust and
                 Savings Association. (Incorporated herein by reference to Exhibit (ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1995.)
Exhibit 10.5: Fourth Amendment to Credit Agreement dated August 12, 1996 between Marshall Industries and Bank of America National Trust and Savings Association. (Incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended
                 May 31, 1996.)
Exhibit 10.6:    Term Loan Agreement dated August 26, 1994 between Marshall
                 Industries and First Union National Bank of North Carolina.
                 (Incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended
                 May 31, 1996.)
Exhibit 10.7:    Revolving Credit Loan Agreement dated October 2, 1995 between
                 Marshall Industries and First Union National Bank of North
                 Carolina. (Incorporated herein by reference to Exhibit (i) to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1995.)
Exhibit 10.8*: Marshall Industries 1984 Stock Option Plan. (Incorporated herein by reference to Exhibit A to the Company's Final Proxy
                 Statement dated September 17, 1984.)
Exhibit 10.9*:   Marshall Industries 1992 Nonqualified Stock Option Plan.
                 (Incorporated herein by reference to Exhibit A to the Company's
                 Final Proxy Statement dated August 31, 1992.)
Exhibit 10.10*:  Change in Control Agreement dated February 6, 1996 between
                 Marshall Industries and Gordon S. Marshall. (Incorporated herein by reference to Exhibit 99.1 to the Company's Quarterly
                 Report on Form 10-Q for the quarter ended February 29, 1996.)
Exhibit 10.11*:  Change in Control Agreement dated February 7, 1996 between
                 Marshall Industries and Robert Rodin. (Incorporated herein by reference to Exhibit 99.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996.)
Exhibit 10.12*:  Change in Control Agreement dated January 10, 1997 between
                 Marshall Industries and Richard D. Bentley. (Incorporated herein by reference to Exhibit 10.12 to the Company's Quarterly report on Form 10-Q for the quarter ended November 30, 1996.)

                                                                        --------

                FORM 10-K
                Marshall Industries
                Year Ended May 31, 1997

--------------------------------------------------------------------------------

Exhibit 10.13*: Form of Indemnification Agreement with certain officers and directors. (Incorporated herein by reference to Exhibit 10.13 to the Company's Quarterly report on Form 10-Q for the quarter ended November 30, 1996.)
Exhibit 10.14*: Schedule of Omitted Indemnification Agreements. (Incorporated herein by reference to Exhibit 10.14 to the Company's Quarterly report on Form 10-Q for the quarter ended November 30, 1996.)
Exhibit 10.15: Limited Liability Company Agreement dated as of August 8, 1996 between Marshall Industries and Wyle Electronics. (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly
                 Report on Form 10-Q for the quarter ended August 31, 1996.)
Exhibit 10.16:   Warrant Agreement dated as of August 8, 1996 between Marshall
                 Industries and Wyle Electronics. (Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                 August 31, 1996.)
Exhibit 10.17:   Standstill Agreement dated as of August 8, 1996 between
                 Marshall Industries, and Wyle Electronics. (Incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                 August 31, 1996.)
Exhibit 10.18: Registration Rights Agreement dated as of August 8, 1996 between Marshall Industries and Wyle Elecronics. (Incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly
                 Report on Form 10-Q for the quarter ended August 31, 1996.)
Exhibit 10.19: Marshall Warrant Rescission Agreement dated February 28, 1997 between Marshall Industries and Wyle Electronics. (Incorporated herein by reference to Exhibit 10.15 to the Company's Quarterly report on Form 10-Q for the quarter ended February 28, 1997.)
Exhibit 10.20:   Amendment No. 3 to Limited Liability Company Agreement of
                 Accord Contract Services LLC, dated February 28, 1997 between
                 Marshall Industries and Wyle Electronics. (Incorporated herein by reference to Exhibit 10.16 to the Company's Quarterly report on Form 10-Q for the quarter ended February 28, 1997.)
Exhibit 10.21*:  Change in Control Agreement dated August 26, 1997 between
                 Marshall Industries and Henry W. Chin.
Exhibit 10.22:   Form of Shareholders Agreement with Sonepar Electronique
                 International.
Exhibit 10.23:   Form of Marshall Industries Nonqualified Stock Option Grant.
Exhibit 10.24: Registration Rights Agreement dated as of September 15, 1994 by and between Marshall Industries and Sonepar Electronique
                 International.
Exhibit 23:      Consent of Independent Public Accountants.
Exhibit 27:      Financial Data Schedule.

                  (B) REPORTS ON FORM 8-K -- Marshall has not filed any reports on Form 8-K during the quarter ended May 31, 1997

                * MANAGEMENT CONTRACT, COMPENSATORY PLAN OR ARRANGEMENT.

---------

--------------------------------------------------------------------------------
SIGNATURES
                  Pursuant to the requirements of Section 13 or 15 (d) of the
                Securities Exchange Act of 1934, Marshall has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                MARSHALL INDUSTRIES

By:             HENRY W. CHIN                                    August 26, 1997

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

                     GORDON S. MARSHALL                          August 26, 1997
  ---------------------------------------------
                Gordon S. Marshall
        CHAIRMAN OF THE BOARD AND DIRECTOR
                          ROBERT RODIN                           August 26, 1997
  ---------------------------------------------
                   Robert Rodin
 PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR
          (PRINCIPAL EXECUTIVE OFFICER)
                         HENRY W. CHIN                           August 26, 1997
  ---------------------------------------------
                  Henry W. Chin
 VICE PRESIDENT, FINANCE, CHIEF FINANCIAL OFFICER
                  AND SECRETARY
   (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)
                     RICHARD D. BENTLEY                          August 26, 1997
  ---------------------------------------------
                Richard D. Bentley
                     DIRECTOR
                     RICHARD C. COLYEAR                          August 26, 1997
  ---------------------------------------------
                Richard C. Colyear
                     DIRECTOR
                         JEAN FRIBOURG                           August 26, 1997
  ---------------------------------------------
                  Jean Fribourg
                     DIRECTOR
                       LATHROP HOFFMAN                           August 26, 1997
  ---------------------------------------------
                 Lathrop Hoffman
                     DIRECTOR
                         JOSE MENENDEZ                           August 26, 1997
  ---------------------------------------------
                  Jose Menendez
                     DIRECTOR
                    RAYMOND G. RINEHART                          August 26, 1997
  ---------------------------------------------
               Raymond G. Rinehart
                     DIRECTOR
                        HOWARD C. WHITE                          August 26, 1997
  ---------------------------------------------
                 Howard C. White
                     DIRECTOR

                                                                        --------
                                                                              29