Form 10-Q
period 1997-08-31
MARSHALL INDUSTRIES
filed 1997-10-14
CIK 62765

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      FORM 10-Q

                    /X/ QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                        OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarter ended August 31, 1997

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

Registrant's telephone number, including area code: (626) 307-6000

Common Stock outstanding by class as of August 31, 1997

Common Stock  16,616,364 Shares
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes    X     No
     -----       -----

                                 MARSHALL INDUSTRIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (000's Omitted)


                                        ASSETS

                                                     August 31,     May 31,
                                                        1997         1997
                                                      (Unaudited)  (Audited)
                                                      -----------  ---------
Current Assets:
  Cash                                                $  2,129     $  1,687
  Receivables - net                                    161,479      167,769
  Inventories                                          286,916      284,419
  Deferred income tax benefits                          14,272       14,272
  Prepaid expenses                                         941          904
                                                      --------     --------

Total Current Assets                                   465,737      469,051
                                                      --------     --------

Property, Plant and Equipment, net
  of accumulated depreciation and
  amortization of $46,310 at
  August 31, 1997 and $44,988
  at May 31, 1997                                       35,770       36,232

Note Receivable (Note 3)                                     -       33,110

Equity investment (Note 3)                              39,324            -

Other Assets - net                                         760        1,280
                                                      --------     --------

Total Assets                                          $541,591     $539,673
                                                      --------     --------



                       LIABILITIES AND SHAREHOLDERS' INVESTMENT


Current Liabilities:
  Accounts payable and accrued
    expenses                                         $ 114,774     $136,649
  Income taxes payable                                   4,877        1,440
                                                      --------     --------
Total Current Liabilities                              119,651      138,089
                                                      --------     --------

Long-term debt                                          55,000       50,000

Deferred Income Tax Liabilities                          2,642        2,642

Shareholders' Investment                               364,298      348,942
                                                      --------     --------

Total Liabilities and
Shareholders' Investment                              $541,591     $539,673
                                                      --------    ---------

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                                 MARSHALL INDUSTRIES
                       CONDENSED CONSOLIDATED INCOME STATEMENTS
                                     (Unaudited)
                        (000's omitted except per share data)
                                                            THREE MONTHS ENDED
                                                              AUGUST 31,
                                                          1997          1996
                                                          ----          ----

Net sales                                               $324,423     $269,290

    Cost of sales                                        273,702      222,428
                                                        --------     --------

Gross profit                                              50,721       46,862

    Selling, general and
    administrative expenses                               33,953       31,791
                                                        --------     --------

Income from operations                                    16,768       15,071

    Interest expense(income) - net                           748         (137)
                                                        --------     --------

Income before income taxes                                16,020       15,208

    Provision for income taxes                             6,760        6,425
                                                        --------     --------

Net income                                              $  9,260     $  8,783
                                                        --------     --------
                                                        --------     --------

Net income per share                                    $    .55     $    .51
                                                        --------     --------
                                                        --------     --------

Average number of shares outstanding                      16,920       17,350
                                                        --------     --------
                                                        --------     --------

The accompanying notes are an integral part of these condensed consolidated income statements.

                                 MARSHALL INDUSTRIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                   (000's omitted)

                                                             THREE MONTHS ENDED
                                                               AUGUST 31,

                                                           1997       1996
                                                           ----       ----
Cash flows from operating activities:

   Net income                                           $  9,260   $  8,783
   Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
       Depreciation and amortization                       2,116      2,250
       Net (increase)decrease  in
          current assets and liabilities                 (14,682)    15,793
       Interest on note receivable                          (172)      (830)
       Other operating activities                            ---         (9)
                                                        --------   --------

Net cash (used in)provided by operating
   activities                                             (3,478)    25,987

Cash flows from investing activities:
   Capital expenditures                                   (1,080)      (814)
   Deferred software costs                                   ---        (83)
                                                        --------   --------
Net cash used for investing activities                    (1,080)      (897)

Cash flows from financing activities:
   Net borrowings under bank
       lines of credit                                     5,000        ---
   Repayments of other long-term debt                        ---    (10,000)
   Purchase of common stock                                  ---     (6,370)
                                                        --------   --------
Net cash provided by (used in) financing
   activities                                              5,000    (16,370)

Net increase in cash                                         442      8,720
Cash at the beginning of the period                        1,687      2,208
                                                        --------   --------
Cash at the end of the period                           $  2,129    $10,928
                                                        --------   --------
                                                        --------   --------
Cash payments during the quarter
   for the following:
Interest                                                $    883   $    641
                                                        --------   --------
                                                        --------   --------
Income taxes                                            $  3,323   $  2,808
                                                        --------   --------
                                                        --------   --------

The accompanying notes are an integral part of these condensed consolidated cash flow statements.

                                 MARSHALL INDUSTRIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  GENERAL

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in the Company's annual report on Form 10-K for the year ended May 31, 1997.

In the opinion of the Company, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position as of August 31, 1997 and the results of its operations and cash flows for the three month periods ended August 31, 1997 and 1996.


NOTE 2:  ACCOUNTING POLICIES

Reference is made to Note 1 of Notes to Consolidated Financial Statements in the Company's annual report on Form 10-K for the summary of significant accounting policies.


NOTE 3: INVESTMENT IN SONEPAR ELECTRONIQUE INTERNATIONAL

During the first quarter of fiscal 1998, the Company converted the note receivable from Sonepar Electronique International plus accrued interest into a minority equity interest of 16% in SEI's electronics distribution companies. In connection with this conversion, the Company granted a stock option to SEI for a period of two years to purchase 874,545 shares of the Company's stock at a price of $34.5685 per share which is based on the average trading price of the Company's stock for the 90 days preceding the conversion date. Based on a preliminary allocation of the investment cost, goodwill of approximately $10 million was recorded as a result of this transaction. The Company has elected to amortize this goodwill over a period of thirty years. During the first quarter, the Company recorded a non-cash currency translation loss of $1.311 million on the equity investment with an offsetting charge against shareholders' investment.


NOTE 4:  JOINT VENTURE

As described in Note 8 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended May 31, 1997, the Company formed a joint venture, known as Accord Contract Services LLC ("Accord"), with Wyle Electronics ("Wyle"), another distributor of semiconductors and computer products in August 1996. On or about August 6, 1997 Raab Karcher AG, an indirect wholly-owned subsidiary of VEBA AG, consummated a tender offer for all or substantially all of the common stock of Wyle. Under the terms of the Accord Agreement, such a change in the ownership of Wyle allows the Company, at its option, to terminate the joint venture and receive a termination fee. The Company has elected to terminate the joint venture and received a termination fee of $25.150 million on September 30, 1997, which will be recorded in the Company's second quarter results of operations.

NOTE 5:  ACQUISITION OF STERLING ELECTRONICS CORP.

On September 19, 1997, the Company announced that a definitive agreement was entered into whereby the Company, through the merger of Sterling Electronics Corporation ("Sterling") with a newly formed subsidiary of the Company, will acquire all of the common stock of Sterling for $21 per share in cash. With approximately 7.2 million shares outstanding and options covering approximately
1.1 million shares, the expected purchase price will be approximately $162 million. In addition, Sterling has approximately $55 million in debt, which will be refinanced by the Company as part of the $325 million bank credit facility as described elsewhere herein. Completion of the transaction is subject to obtaining necessary regulatory approvals and Sterling shareholders' approval and various other closing conditions. Assuming such approvals are obtained and conditions satisfied, it is expected that the transaction will close before December 31, 1997.

The Company intends to finance this acquisition with bank financing. It is currently negotiating with its lending banks to complete this credit facility, which is expected to be $325 million in the aggregate.

                                 MARSHALL INDUSTRIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

                                                             THREE MONTHS ENDED
                                                               AUGUST 31,
                                                             ----------------

                                                           1997       1996
                                                           ----       ----

Net sales                                                  100.0%     100.0%

Cost of sales                                               84.4       82.6
                                                         -------    -------

Gross profit                                                15.6       17.4

Selling, general and administrative expenses                10.5       11.8
                                                         -------    -------

Income from operations                                       5.1        5.6

Interest expense(income) - net                                .2       (.1)
                                                         -------    -------

Income before provision for income taxes                     4.9        5.7

Provision for income taxes                                   2.0        2.4
                                                         -------    -------

Net income                                                   2.9%       3.3%
                                                         -------    -------
                                                         -------    -------


THREE MONTH PERIODS ENDED AUGUST 31, 1997 AND 1996

The Company's net sales increased by $55 million or 20% for the first quarter of fiscal 1998 from the comparable period of a year ago. The increase was primarily due to increases in the sales of mass storage and microprocessor products. The sales of these products increased by $38.9 million for the first quarter of fiscal 1998, as compared to last year. The addition of new suppliers during the last several years contributed to most of the increase in the sales of such products. There were also increases in the sales of most of the Company's major products for the first quarter of fiscal 1998, as compared to the comparable period for last year. These increases were, however, partially offset by decreases in the net sales of memory products, "DRAMs" and "SRAMs". The sales of these products decreased by $15.9 million for the first quarter of fiscal 1998 as compared to fiscal 1997. The substantial market declines in unit pricing during the periods reported accounted for the decrease in sales dollars of such products.

The decrease in net margins as a percent of sales for the first quarter of fiscal 1998, as compared to fiscal 1997, was primarily due to the increase in the sales volume of mass storage products and microprocessors sold, which are lower margin products. The decline in the margins on some of the Company's products, particularly DRAMs, also contributed to the decrease in margins in fiscal 1998, as compared to fiscal 1997.

Selling, general, and administrative expenses ("SG&A") increased by $2.1 million for the first quarter of fiscal 1998, as compared to fiscal 1997. Higher salary costs of $.5 million from salary adjustments and increases in staffing, and an increase of $.6 million to enhance and expand the Company's information technology capabilities contributed to the increase in SG&A expenses for the first quarter of fiscal 1998 from last year. In addition, the Company incurred higher levels of operating costs to service the increase in sales volume. There were also increased freight costs in the first quarter of fiscal 1998, as compared to last year, caused by the United Parcel Service strike.

The increase in net interest expense for the first quarter of fiscal 1998, as compared to fiscal 1997, was due primarily to increased levels of borrowings resulting from increases in inventories which were needed to support the Company's higher sales volumes. In addition, there was a decrease in interest income recorded from the conversion of the note receivable from SEI, as described in Note 3 to the accompanying condensed consolidated financial statements.

The Company's sources of liquidity at August 31, 1997 consisted principally of working capital of $346.1 million and unsecured bank lines of credit of $70 million of which there were borrowings of $55 million outstanding at August 31, 1997. As discussed in Note 5 to the accompanying condensed consolidated financial statements, the Company intends to complete a financing facility for the acquisition of Sterling. The Company believes that its working capital, borrowing capabilities and additional funds generated from operations should be sufficient to finance its anticipated operating requirements.

                                       PART II


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) On September 15, 1997, the Company granted a stock option to SEI for a period of two years to purchase 874,545 shares of the Company's common stock at a price of $34.5685 per share. The option was granted to SEI as part of the transaction pursuant to which the Company acquired a minority equity interest of 16% in SEI's electronics distribution companies. (See Notice 3 to the accompanying condensed consolidated financial statements and Note 6 to the Consolidated Financial Statements in the Company's annual report on Form 10-K for the year ended may 31, 1997.) The stock option was issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, as the stock option was granted to only one entity.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    2.1 Agreement and Plan of Merger dated as of September 18, 1997, by and among Marshall Industries, MI Holdings Nevada, Inc. and Sterling Electronics Corporation. (Incorporated herein by reference to exhibit 2.1 on Form 8-K event date September 18, 1997.)

    10.1 Employment Agreement dated as of September 18, 1997 by and between Marshall Industries and Ronald S. Spolane. (Incorporated herein by reference to exhibit 10.1 on Form 8-K event date September 18, 1997.)

    10.2 Employment Agreement dated as of September 18, 1997 by and between Marshall Industries and David S. Spolane. (Incorporated herein by reference to exhibit 10.2 on Form 8-K event date September 18, 1997.)

    10.3      Shareholders Agreement with Sonepar Electronique International.

    10.4      Marshall Industries Non-qualified Stock Option Grant.


    27        Financial Data Schedule

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MARSHALL INDUSTRIES






October 14, 1997                  /s/ Henry W. Chin
                                  ---------------------------------
                                  Henry W. Chin
                                  Vice President, Finance and
                                     Chief Financial Officer
                                  (Mr. Chin is the principal
                                  financial officer and is
                                  duly authorized to sign for
                                  the Company)