Form 10-Q
period 1997-11-30
MARSHALL INDUSTRIES
filed 1998-01-14
CIK 62765

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      FORM 10-Q

                   /X/ QUARTERLY REPORT UNDER SECTION 13 or 15 (d)

                        OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended November 30, 1997

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

Common Stock outstanding by class as of November 30, 1997

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


Yes    X     No
      ---         ---

                                 MARSHALL INDUSTRIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (000's Omitted)


                                        ASSETS

                                                      November 30,   May 31,
                                                         1997         1997
                                                      (Unaudited)   (Audited)
                                                       ---------    ---------


Current Assets:
  Cash                                                 $  5,372     $  1,687
  Receivables - net                                     163,579      167,769
  Inventories                                           279,236      284,419
  Deferred income tax benefits                           14,272       14,272
  Prepaid expenses                                          892          904
                                                       ---------    ---------

Total Current Assets                                    463,351      469,051
                                                       ---------    ---------


Property, Plant and Equipment, net
  of accumulated depreciation and
  amortization of $47,867 at
  November 30, 1997 and $44,988
  at May 31, 1997                                        38,020       36,232

Note Receivable                                             -         33,110

Equity investment                                        40,168          -

Other Assets - net                                          365        1,280
                                                       ---------    ---------

Total Assets                                           $541,904     $539,673
                                                       ---------    ---------
                                                       ---------    ---------




                       LIABILITIES AND SHAREHOLDERS' INVESTMENT


Current Liabilities:
  Accounts payable and accrued
    expenses                                          $ 130,737     $136,649
  Income taxes payable                                    1,271        1,440
                                                       ---------    ---------

Total Current Liabilities                               132,008      138,089
                                                       ---------    ---------

Long-Term Debt                                           18,000       50,000

Deferred Income Tax Liabilities                           2,642        2,642

Shareholders' Investment                                389,254      348,942
                                                       ---------    ---------

Total Liabilities and
Shareholders' Investment                               $541,904     $539,673
                                                       ---------    ---------
                                                       ---------    ---------

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                                MARSHALL INDUSTRIES
                       CONDENSED CONSOLIDATED INCOME STATEMENTS
                       (000'S OMITTED EXCEPT PER SHARE DATA)
                                    (UNAUDITED)




                                           Three Months Ended            Six Months Ended
                                               November 30,                 November 30,
                                               ------------                 ------------
                                           1997           1996           1997           1996
                                           ----           ----           ----           ----


Net sales                                 $351,212       $286,346       $675,635       $555,636
  Cost of sales                            299,367        238,526        573,069        460,954
                                          --------       --------       --------       --------

Gross profit                                51,845         47,820        102,566         94,682
   Selling, general and
   administrative expenses                  35,214         32,263         69,167         64,054
                                          --------       --------       --------       --------

Income from operations                      16,631         15,557         33,399         30,628
   Interest expense (income)
     and other--net                            417          (568)          1,165          (705)
                                          --------       --------       --------       --------

Income before income taxes
    and extraordinary gain                  16,214         16,125         32,234         31,333

   Provision for income taxes                6,795          6,775         13,555         13,200
                                          --------       --------       --------       --------

Income before extraordinary gain             9,419          9,350         18,679         18,133

Extraordinary gain from
 termination of joint venture
(Net of income taxes of $10,535)            14,615            ---         14,615            ---
                                          --------       --------       --------       --------


Net income                                $ 24,034       $  9,350       $ 33,294       $ 18,133
                                          --------       --------       --------       --------
                                          --------       --------       --------       --------


Income per share before
   extraordinary gain                     $    .56       $    .55       $   1.11       $   1.05
Extraordinary gain per share                   .86            ---            .86            ---
                                          --------       --------       --------       --------


Net income per share                      $   1.42       $    .55       $   1.97       $   1.05
                                          --------       --------       --------       --------
                                          --------       --------       --------       --------


Average number of shares
  outstanding                               16,907         17,136         16,918         17,240
                                          --------       --------       --------       --------
                                          --------       --------       --------       --------





The accompanying notes are an integral part of these condensed consolidated income statements.

                                 MARSHALL INDUSTRIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (000's omitted)

                                                          SIX MONTHS ENDED
                                                             NOVEMBER 30,
                                                         ------------------

                                                         1997          1996
                                                         ----          ----
Cash flows from operating activities:
   Net income                                          $ 33,294      $18,133
   Adjustments to reconcile net income
   to net cash provided by operating
   activities:
      Extraordinary gain from termination
        of joint venture, net of income taxes           (14,615)         ---
      Depreciation and amortization                       4,208        4,477
      Net decrease in current assets
        and liabilities                                   3,304       24,257
      Interest accrued on note receivable                  (172)      (1,312)
      Other operating activities                            (43)          23
                                                       --------     --------

Net cash provided by operating activities                25,976       45,578

Cash flows from investing activities:
  Net proceeds from termination of joint
    Venture                                              14,615          ---
  Capital expenditures                                   (4,906)      (1,232)
  Deferred software costs                                   ---          (83)
                                                       --------     --------


Net cash provided by (used for) investing
  activities                                              9,709       (1,315)

Cash flows from financing activities:
   Net repayments under bank
      lines of credit                                   (32,000)         ---
   Net repayments of other long-term debt                   ---      (25,000)
   Purchase of common stock                                 ---      (13,327)
                                                       --------     --------


Net cash used for
   financing activities                                 (32,000)     (38,327)
                                                       --------     --------


Net increase in cash                                      3,685        5,936
Cash at the beginning of the period                       1,687        2,208
                                                       --------     --------


Cash at the end of the period                            $5,372       $8,144
                                                       --------     --------
                                                       --------     --------


Cash payments during the six months
  for the following:

   Interest                                              $1,409         $938
                                                       --------     --------
                                                       --------     --------
   Income taxes                                        $ 24,259      $13,254
                                                       --------     --------
                                                       --------     --------

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

In the opinion of the Company, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position as of November 30, 1997 and the results of its operations for the three and six month periods and its cash flows for the six month periods ended November 30, 1997 and 1996.


NOTE 2:  ACCOUNTING POLICIES

Reference is made to Note 1 of Notes to Consolidated Financial Statements in the Company's annual report on Form 10-K for the summary of significant accounting policies.


NOTE 3: INVESTMENT IN SONEPAR ELECTRONIQUE INTERNATIONAL

During the first quarter of fiscal 1998, the Company converted the note receivable from Sonepar Electronique International ("SEI"), plus accrued interest into a minority equity interest of 16% in SEI's electronics distribution companies. In connection with this conversion, the Company granted a stock option to SEI for a period of two years to purchase 874,545 shares of the Company's stock at a price of $34.5685 per share which was based on the average trading price of the Company's stock for the 90 days preceding the conversion date. Based on a preliminary allocation of the investment cost, goodwill of approximately $10 million, of which $7.4 million was attributable to the granting of the stock options described herein, was recorded as a result of this transaction. The goodwill is being amortized over a period of thirty years. Accumulated amortization at November 30,

1997 was $139,000. During fiscal 1998, the Company recorded a non-cash currency translation loss of $389,000 on the equity investment with an offsetting charge against shareholders' investment. The Company's pro-rata share of the earnings from this equity investment was not material to the Company's results of operations to date for fiscal 1998.

NOTE 4:  JOINT VENTURE

As described in Note 8 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended May 31, 1997, the Company formed a joint venture, known as Accord Contract Services LLC ("Accord"), with Wyle Electronics ("Wyle"), another distributor of semiconductors and computer products in August 1996. On or about August 6, 1997 Raab Karcher AG, an indirect wholly-owned subsidiary of VEBA AG, consummated a tender offer for all or substantially all of the common stock of Wyle. Under the terms of the Accord Agreement, such a change in the ownership of Wyle allowed the Company, at its option, to terminate the joint venture and receive a termination fee. The Company elected to terminate the joint venture and received a termination fee of $25.150 million on September 30, 1997, which was recorded in the Company's second quarter results of operations as an extraordinary item, net of the related income taxes.

NOTE 5:  ACQUISITION OF STERLING ELECTRONICS CORP.

On September 19, 1997, the Company announced that a definitive agreement was entered into whereby the Company, through the merger of Sterling Electronics Corporation ("Sterling") with a newly formed subsidiary of the Company, will acquire all of the common stock of Sterling for $21 per share in cash. With approximately 7.2 million shares outstanding and options covering approximately
1.1 million shares, the expected purchase price will be approximately $162 million. In addition, Sterling has approximately $55 million in debt, which will be assumed by the Company.

The acquisition has received all required regulatory approvals and was approved by Sterling's shareholders on January 9, 1998. The transaction is expected to close January 16, 1998. To finance the transaction, the Company intends to enter into a $325 million bank facility agreement with a group of major banks, as described in NOTE 6 to these condensed consolidated financial statements.

NOTE 6:  BANK CREDIT FACILITY

The Company expects to enter into an agreement with a group of major banks (the "Agreement") whereby the Company can borrow up to $325 million to finance the acquisition of Sterling, for its working capital requirements and other general corporate purposes. This credit facility is expected to be for five years with interest rates under the Agreement determined at the time of borrowing based on a choice of LIBOR plus a margin or at a prime rate of interest. There is expected to be a fee for the unused portion of the credit facility and no compensating balance requirements. The LIBOR margin on the borrowing, and the fees on the unused portion of the credit facility, is expected to be based on the Company's total funded debt to operating cash flow, as defined in the Agreement, calculated on a rolling four quarter basis. Based on the Company's performance under this calculation, the LIBOR margin on borrowings is expected to range from .375% to .950% and the fees for the unused portion of the credit facility will range from .125% to .375%.

The Agreement is expected to require the Company, among other things, to meet certain interest coverage ratios and maintain certain minimum tangible net worth levels and current ratios. In addition, the credit facility Agreement is expected to prohibit the Company from making investments in other companies (with certain exceptions) or paying dividends in excess of certain amounts. Pursuant to the expected terms of the Agreement, there is a first priority lien on 100% (65% for foreign) of the equity or other ownership interests of all material subsidiaries of the Company and all of the material subsidiaries of the Company will jointly and severally guarantee the facility Agreement.

It is expected that beginning in 1999, there will be quarterly reductions in the credit facility, increasing in amounts from $15 million in the aggregate for 1999 to a total reduction of $100 million over the term of the facility Agreement.

                                 MARSHALL INDUSTRIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS



                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                 NOVEMBER 30,                 NOVEMBER 30,
                                                 ------------                 ------------
                                             1997           1996           1997           1996
                                             ----           ----           ----           ----

Net sales                                    100.0%         100.0%         100.0%         100.0%

Cost of sales                                 85.2           83.3           84.8           83.0
                                             -----          -----          -----          -----

Gross profit                                  14.8           16.7           15.2           17.0

Selling, general and
  administrative expenses                     10.1           11.3           10.2           11.5
                                             -----          -----          -----          -----

Income from operations                         4.7            5.4            5.0            5.5

Interest expense (income)-net                   .1            (.2)            .2            (.1)
                                             -----          -----          -----          -----

Income before provision for
 income taxes and extraordinary gain           4.6            5.6            4.8            5.6

Provision for income taxes                     1.9            2.3            2.0            2.3
                                             -----          -----          -----          -----

Income before extraordinary gain               2.7            3.3            2.8            3.3

Extraordinary gain                             4.1              -            2.1           -
                                             -----          -----          -----          -----

Net income                                     6.8%           3.3%           4.9%           3.3%
                                             -----          -----          -----          -----
                                             -----          -----          -----          -----




THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 1997 AND 1996

The Company's net sales increased by $65 million or 23% and $120 million or 22% for the second quarter and first six months of fiscal 1998, respectively, as compared to the comparable periods of the prior year. These increases were due to an increase in the sales volume of most of the Company's major products, particularly mass storage products. The sales of mass storage products increased by $26.3 million and $48.8 million for the second quarter and first six months of fiscal 1998, respectively, as compared to a year ago. In addition, the sales of microprocessor products increased by $1.9 million and $18.3 million for the second quarter and first six months of fiscal 1998, as compared to last year.

The addition of new suppliers during the last several years contributed to a significant portion of the increases in mass storage products and microprocessor sales.

The increase in the Company's net sales for the second quarter and first six months of fiscal 1998 was partially offset by a decrease of $3.4 million and $19.6 million, respectively, in the sales of memory products, "DRAMs" and "SRAMs". The decrease in sales dollars of such products was due to the substantial market declines in unit pricing during the periods reported.

The decrease in net margins as a percent of sales for the second quarter and first six months of fiscal 1998, as compared to fiscal 1997, was primarily due to the substantial increase in the sales of mass storage and microprocessor products, which are lower margin products. The sales of these products accounted for approximately $60.2 million and $126.5 million of the Company's net sales for the three and six month periods ended November 30, 1997, as compared to $32.0 million and $59.4 million, respectively, for same periods of a year ago.

The decline in the Company's net margins year to date and for the most recent quarter of fiscal 1998, as compared to fiscal 1997, also reflected the continuing competitive market conditions where there has been an increase in the availability of many electronic components and a moderation in the growth of customer consumption from late calendar 1995.

Motorola, Inc., one of the largest American semiconductor manufacturers, recently announced a change in its policy whereby its authorized distributors in the United States can carry its line plus one Asian semiconductor line. This policy change is expected to increase competition in the distribution of Asian semiconductor products. The overall impact of this change in policy on the Company is uncertain at this time.

Selling, general, and administrative expenses ("SG&A") increased by $3.0 million and $5.1 million for the second quarter and first six months of fiscal 1998, respectively, as compared to fiscal 1997. Salary adjustments and staffing increases resulted in higher salary costs of $.9 million and $1.4 million for the second quarter and first six months of fiscal 1998, respectively, as compared to the prior year. In addition, increased expenses of $.9 million and $1.9 million were incurred to enhance and expand the Company's information technology capabilities during the second quarter and first six months of fiscal 1998, respectively, as compared to last year. The balance of the increase in the Company's SG&A expenses for current periods reported, as compared to last year, was mainly to service the higher sales volumes.

The increase in interest expense, net for the second quarter and first six months of fiscal 1998, compared to fiscal 1997, was primarily due to increased levels of borrowings resulting from increases in inventories and receivables to support the increased sales levels. In addition, there was a decrease in interest income as a result of the conversion of the note receivable from SEI, as described in Note 3 to the accompanying condensed consolidated financial statements.

During the second quarter of fiscal 1998, the Company received a fee of $25.150 million, $14.615 million net of income taxes, from the termination of a joint venture. This payment is reported as extraordinary income during the quarter.

The Company's sources of liquidity at November 30, 1997 consisted principally of working capital of $331.3 million and unsecured bank lines of credit of $70 million of which $18 million in borrowings was outstanding at November 30, 1997. As described in Note 6 to the accompanying condensed consolidated financial statements, the Company intends to complete a new credit facility. The Company believes that its working capital, borrowing capabilities and additional funds generated from operations should be sufficient to finance its anticipated operating requirements.

This Quarterly Report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform
Act of 1995. Reference is made in particular to the description of the Company's plans and objectives for future operations, assumptions underlying such plans and objectives and other forward-looking statements included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other portions of this Quarterly Report. Such statements may be identified by the use of forward-looking terminology such as "may,"
"will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Factors which could cause such results to differ materially from those described in the forward-looking statements include failure of or delays in consummating the acquisition of Sterling Electronics, the inability to consummate (or to consummate on the terms described herein) the anticipated
$325 million credit facility, changes in industry conditions, the addition or loss of suppliers, fluctuation in quarterly results, foreign currency translations and other risks and uncertainties that are detailed in the Company's Annual Report on Form 10-K and other reports filed by the Company with the Securities and Exchange Commission.

                                       PART II

ITEM 2. CHANGES IN SECURITIES

On June 30, 1997, the Company issued to SEI a two year option to purchase 874,545 shares of the Company's common stock for a price of $34.5685 per share. See Note 3 to these accompanying condensed consolidated financial statements. The option was issued, and any shares issued upon exercise of the option will be issued, pursuant to Section 4(2) of the Securities Act of 1933.

Under the terms of the Company's current credit agreements, there are certain restrictions as to the payment of dividends.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Marshall Industries was held on October 21, 1997.

The following matters were acted upon at the meeting:

1.   ELECTION OF DIRECTORS.

All of the incumbent Directors of the Company were re-elected to serve as Directors until the next Annual Meeting of Shareholders and until their successors are elected and have qualified. The vote was as follows:

                                 Votes         Votes     Abstentions/
Directors                         For         Against  Broker Non-Votes
---------                        -----        -------  ----------------

Gordon S. Marshall            13,284,480         0         67,547
Robert Rodin                  13,286,780         0         65,247
Richard D. Bentley            13,286,780         0         65,247
Richard C. Colyear            13,287,646         0         64,381
Jean Fribourg                 13,286,790         0         65,237
Lathrop Hoffman               13,285,116         0         66,911
Jose Menendez                 11,372,446         0      1,979,581
Raymond G. Rinehart           13,285,436         0         66,591
Howard C. White               13,287,646         0         64,381

There were 16,616,364 shares outstanding as of the record date of August
25,1997.

2.   RATIFICATION OF APPOINTMENT OF AUDITORS.

The appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending May 31, 1998 was ratified by the following vote:

For:   13,303,287   Against:      2,358
Abstentions/Broker Non-Votes:    46,382

3.   PROPOSAL TO ADOPT THE 1997 STOCK OPTION PLAN.

The 1997 Stock Option Plan was approved by the Shareholders by the following vote:

For:   7,876,431    Against:   4,545,663
Abstentions/Broker Non-Votes:    896,217

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     27   Financial Data Schedule

(b) Form 8-K dated October 3, 1997 (items 5 and 7) regarding Agreement and Plan of Merger dated September 18, 1997 between Marshall Industries, MI Holdings Nevada, Inc. and Sterling Electronics Corporation.


                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              MARSHALL INDUSTRIES





January 14, 1998                       /s/ HENRY W. CHIN
                                       ------------------------------------
                                       Henry W. Chin
                                       Vice President, Finance and
                                         Chief Financial Officer
                                       (Mr. Chin is the principal financial
                                       officer and is duly authorized to
                                       sign for the Company)