Form 10-Q
period 1998-02-28
MARSHALL INDUSTRIES
filed 1998-04-14
CIK 62765

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                 FORM 10-Q

               /X/ QUARTERLY REPORT UNDER SECTION 13 or 15 (d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended February 28, 1998

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

Common Stock outstanding by class as of February 28, 1998

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
                        (000's Omitted)


                             ASSETS

                                     February 28,       May 31,
                                         1998             1997
                                      (Unaudited)      (Audited)
                                     ------------      ---------
Current Assets:
  Cash                                  $  1,968       $  1,687
  Receivables - net                      212,931        167,769
  Inventories                            356,476        284,419
  Deferred income tax benefits            16,353         14,272
  Prepaid income taxes                    11,038            -
  Prepaid expenses                         4,659            904
                                     ------------      ---------

Total Current Assets                     603,425        469,051
                                     ------------      ---------

Property, Plant and Equipment, net
  of accumulated depreciation and
  amortization of $49,673 at
  February 28, 1998 and $44,988
  at May 31, 1997                         46,414         36,232

Note Receivable      (Note 3)                -           33,110

Equity investment (Note 3)                30,246            -

Goodwill - net                           129,816            -

Deferred taxes and other assets            3,487          1,280
                                     ------------      ---------

Total Assets                            $813,388       $539,673
                                     ------------      ---------
                                     ------------      ---------

            LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Accounts payable and accrued
    expenses                            $183,362       $136,649
  Current portion of long-term debt          113            -
  Income taxes payable                       -            1,440
                                     ------------      ---------

Total Current Liabilities                183,475        138,089
                                     ------------      ---------

Long-Term Debt, excluding current
  portion                                230,000         50,000

Deferred Income Tax Liabilities            2,642          2,642

Shareholders' Investment                 397,271        348,942
                                     ------------      ---------

Total Liabilities and
Shareholders' Investment                $813,388       $539,673
                                     ------------      ---------
                                     ------------      ---------

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                              MARSHALL INDUSTRIES
                   CONDENSED CONSOLIDATED INCOME STATEMENTS
                     (000'S OMITTED EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                              Three Months Ended            Nine Months Ended
                                                                 February 28,                   February 28,
                                                           -----------------------     -------------------------
                                                             1998           1997          1998            1997
                                                             ----           ----          ----            ----
Net sales                                                  $368,112       $304,007     $1,043,747       $859,643
  Cost of sales                                             309,431        255,733        882,500        716,687
                                                           --------       ---------    ----------       ---------

Gross profit                                                 58,681         48,274        161,247        142,956
   Selling, general and
   administrative expenses                                   43,032         31,873        112,199         95,927
                                                           --------       ---------     ---------        --------

Income from operations                                       15,649         16,401         49,048         47,029
   Interest expense (income)
     and other--net                                           1,902           (453)         3,067         (1,158)
                                                           --------       ---------     ---------        --------
Income before income taxes
   and extraordinary gain                                    13,747         16,854         45,981         48,187

Provision for income taxes                                    5,740          7,055         19,295         20,255
                                                           --------       ---------     ---------        --------
Income before extraordinary
   gain                                                       8,007          9,799         26,686         27,932

Extraordinary gain from termi-
  nation of joint venture (Net
  of income taxes of $10,535)                                    --            ---         14,615            ---
                                                           --------       ---------     ---------        --------
Net income                                                 $  8,007       $  9,799      $  41,301        $27,932
                                                           --------       ---------     ---------        --------
                                                           --------       ---------     ---------        --------
Earnings per share (basic):
 Income before extraordinary gain                          $    .48       $    .59      $    1.61        $  1.65
 Extraordinary gain per share                                    --             --            .88             --
                                                           --------       ---------     ---------        --------

 Net income per share                                      $    .48       $    .59      $    2.49        $  1.65
                                                           --------       ---------     ---------        --------
                                                           --------       ---------     ---------        --------
Earnings per share (diluted):
 Income before extraordinary gain                          $    .48       $    .58      $    1.59        $  1.64

 Extraordinary gain per share                                    --             --            .87             --
                                                           --------       ---------     ---------        --------
 Net income per share                                      $    .48       $    .58      $    2.46        $  1.64
                                                           --------       ---------     ---------        --------
                                                           --------       ---------     ---------        --------

                                       3


Average number of shares
 outstanding:
 Basic                                                       16,616         16,741         16,616          16,938

 Diluted                                                     16,720         16,869         16,767          17,061

The accompanying notes are an integral part of these condensed consolidated income statements.

                               MARSHALL INDUSTRIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (000'S OMITTED)


                                                           Nine Months Ended
                                                              February 28,
                                                              ------------
                                                           1998           1997
                                                           ----           ----

Cash flows from operating activities:
  Net income                                            $  41,301      $  27,932
  Adjustments to reconcile net income to
   net cash provided by operating activities:


  Extraordinary gain from termination of
   joint venture, net of income taxes                     (14,615)            --
  Depreciation and amortization                             6,521          6,708
  Changes in net current assets and
   current liabilities                                     15,417         11,211
  Accrued interest on note receivable                        (172)        (1,799)
  Deferred income tax benefit                              (1,186)            --
  Other operating activities                                  199             13
                                                        ----------      ---------
Net cash provided by operating activities                  47,465         44,065
                                                        ----------      ---------
Cash flows from investing activities:
  Cash consideration paid for acquired
   business                                              (174,460)            --
  Net proceeds from termination of joint
   venture                                                 14,615             --
  Capital expenditures                                    (10,967)        (1,970)
  Deferred software costs                                      --            (91)
                                                        ----------       --------

Net cash used for investing activities                   (170,812)        (2,061)
                                                        ----------      ---------
Cash flows from financing activities:
  Net borrowings under bank lines of credit                45,251          3,000
  Net borrowings (repayments) of other long-
     term debt                                             79,761        (25,000)
  Capitalized financing costs                              (1,384)            --
  Purchase of common stock                                     --        (21,014)
                                                        ----------      ---------
Net cash provided by (used for) financing
  activities                                              123,628        (43,014)

                               MARSHALL INDUSTRIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (000'S OMITTED)
                                   (CONTINUED)


                                                             Nine Months Ended
                                                                February 28,
                                                                ------------
                                                             1998           1997
                                                             ----           ----

Net increase (decrease) in cash                               281        (1,010)
Cash at the beginning of the period                         1,687          2,208
                                                         --------       ---------

Cash at the end of the period                            $  1,968       $  1,198
                                                         --------       ---------
                                                         --------       ---------

Supplemental disclosure of cash flow
  information:
  Interest paid during the period                        $  1,599       $    943
                                                         --------       ---------
                                                         --------       ---------
  Income taxes paid during the period                    $ 35,891       $ 19,879
                                                         --------       ---------
                                                         --------       ---------

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

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

In the opinion of the Company, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position as of February 28, 1998 and the results of its operations for the three month and nine month periods and its cash flows for the nine month period ended February 28, 1998.

NOTE 2:  ACCOUNTING POLICIES

Reference is made to Note 1 of the Notes to the Consolidated Financial Statements in the Company's annual report on Form 10-K for the year ended May 31, 1997 for the summary of significant accounting policies.

NOTE 3: INVESTMENT IN SONEPAR ELECTRONIQUE INTERNATIONAL

During the first quarter of fiscal 1998, the Company converted the note receivable from Sonepar Electronique International ("SEI"), plus accrued interest into a minority equity interest of 16% in SEI's electronics distribution companies. In connection with this conversion, the Company granted a stock option to SEI for a period of two years to purchase 874,545 shares of the Company's stock at a price of $34.5685 per share which was based on the average trading price of the Company's stock for the 90 days preceding the conversion date. Based on a preliminary allocation of the investment cost, goodwill of approximately $10 million, of which $7.4 million was attributable to the granting of the stock options described herein, was recorded as a result of this transaction. The goodwill is being amortized over a period of thirty years. Accumulated amortization at February 28, 1998 related to this goodwill was $223,000. During fiscal 1998, the Company recorded a non-cash currency translation loss of $389,000 on the equity investment with an offsetting charge against shareholders' investment. The Company's pro-rata share of the earnings from this equity investment was not material to the Company's results of operations to date for fiscal 1998.

NOTE 4:  JOINT VENTURE

As described in Note 8 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended May 31, 1997, the Company formed a joint venture, known as Accord Contract Services LLC ("Accord"), with Wyle Electronics ("Wyle"), another distributor of semiconductors and computer products in August 1996. Raab Karcher AG, an indirect wholly-owned subsidiary of VEBA AG, consummated a tender offer for all or substantially all of the common stock of Wyle in August 1997. Under the terms of the Accord Agreement, such a change in the ownership of Wyle allowed the Company, at its option, to terminate the joint venture and receive a termination fee. The Company elected to terminate the joint venture and received a termination fee of $25.150 million on September 30, 1997, which was recorded in the Company's second quarter results of operations as an extraordinary item, net of the related income taxes.

NOTE 5: EARNINGS PER SHARE AND CAPITAL STRUCTURE

During fiscal 1998, the Company adopted SFAS No. 128, which establishes standards for computing and presenting earnings per share. As a result, earnings per share for fiscal 1997 has been restated as indicated below. Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding during each year. The computation of diluted earnings per share further assumes the dilutive effect of stock options. The adoption of SFAS No. 128 did not result in changing earnings per share, except that primary earnings per share for the nine month period ended February 28, 1997, of $1.63 changed to diluted earnings per share of $1.64.

The following is a calculation of earnings per share for the three months ended February 28 (in thousands, except per share amounts):


                                                             1998                                         1997
                                              ------------------------------------         ------------------------------------
                                                                        Per-Share                                     Per-Share
                                              Income         Shares       Amount           Income        Shares         Amount
                                              ------         ------     ---------          ------        ------       ---------

Basic earnings per share:
   Net income                                 $  8,007       16,616      $  .48            $  9,799      16,741        $  .59

Diluted earnings per share:
   Dilutive effect of exercise of options
   outstanding                                       -          104                               -         128
                                              --------       ------                        ---------     -------
Net income                                    $  8,007       16,720      $  .48            $  9,799      16,869       $  .58
                                              --------       ------      ---------         ---------     --------     -------
                                              --------       ------      ---------         ---------     --------     -------

The following is a calculation of earnings per share for the nine months ended February 28 (in thousands, except per share amounts):


                                                                 1998                                          1997
                                                  ---------------------------------              ------------------------------
                                                                              Per-Share                                 Per-Share
                                                  Income         Shares         Amount           Income       Shares      Amount
                                                  ------         ------       ---------          ------       ------    ---------
Basic earnings per share:
   Income before extraordinary gain               $ 26,686       16,616      $    1.61            $ 27,932    16,938     $  1.65
   Extraordinary gain                               14,615                         .88                   -                     -
                                                  --------                   ---------            --------               -------
Net income                                        $ 41,301                   $    2.49            $ 27,932               $  1.65
                                                  --------                   ---------            --------               -------
                                                  --------                   ---------            --------               -------

Diluted earnings per share:
   Income before extraordinary gain               $ 26,686       16,616                         $ 27,932      16,938
   Dilutive effect of exercise of options
    outstanding                                          -          151                                -         123
                                                  ---------      ------                         --------      ------
   Income before extraordinary gain                  26,686      16,767      $    1.59              27,932    17,061     $  1.64
   Extraordinary gain                                14,615                        .87                   -                     -
                                                  ---------                  ---------            --------               -------
Net income                                        $  41,301                  $    2.46            $ 27,932               $  1.64
                                                  ---------                  ---------            --------               -------
                                                  ---------                  ---------            --------               -------

NOTE 6: ACQUISITION OF STERLING ELECTRONICS CORPORATION

On January 16, 1998, the Company acquired all of the outstanding capital stock of Sterling Electronics Corporation ("Sterling"), a distributor of electronic components, for $21 per share or $169 million in cash plus the assumption of Sterling's outstanding debt of $55.5 million and other acquisition costs of $5 million. This acquisition was accounted for using the purchase method of accounting. The excess of cost over the fair market value of the net assets acquired at the date of acquisition was approximately $121 million, which is being amortized over 40 years. The goodwill allocation is subject to final resolution of carrying values and acquisition liabilities. Accumulated amortization relating to this goodwill at February 28, 1998 was $376,000. The operating results of Sterling are included with those of the Company from the date of acquisition.

NOTE 7: BANK CREDIT FACILITY

The Company entered into an agreement with a group of major banks (the "Agreement") on January 16, 1998 whereby the Company can borrow up to $325 million to finance the acquisition of Sterling, for its working capital requirements and other general corporate purposes. The credit facility consists of a $100 million term loan and a revolving facility of $225 million. This credit facility is for five years with interest rates under the Agreement determined at the time of borrowing based on a choice of LIBOR plus a margin or at a prime rate of interest. At February 28, 1998 the prime rate was 8.5%. There is a fee for the unused portion of the credit facility and no compensating balance requirements. The LIBOR margin on the borrowing, and the fees on the unused portion of the credit facility, is based on the Company's ratio of total funded debt to operating cash flow, as defined in the Agreement, calculated on a rolling four quarter basis. Based on the Company's performance under this calculation, the LIBOR margin on borrowings is expected to range from .375% to .950% and fees for the unused portion of the credit facility will range from .125% to .375%.

The Agreement requires the Company, among other things, to meet certain interest coverage ratios and maintain certain minimum tangible net worth levels and current ratios. In addition, the Agreement prohibits the Company from making investments in other companies (with certain exceptions) or paying dividends in excess of certain amounts. Pursuant to the terms of the Agreement, there is a first priority lien on 100% (65% for foreign) of the equity or other ownership interests of all material subsidiaries of the Company and all of the material subsidiaries of the Company will jointly and severally guarantee the Agreement. The Company's current material subsidiaries, as defined in the Agreement, are Sterling and Marshall Industries Technology Products.

Beginning in 1999, there will be quarterly reductions in the term loan portion of the credit facility, increasing in amounts from $15 million in the aggregate for 1999 to a total reduction of $100 million over the term of the Agreement.

The Company has entered into certain interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. The swap agreements are contracts to exchange floating rate for fixed interest payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on interest rate agreements is recognized as an adjustment to interest expense. The Company has entered into separate swap transactions with three banks pursuant to which it has exchanged its floating rate interest obligations on $50 million, $50 million and $25 million, respectively, of notional principal amounts for fixed rate payment obligations of 5.775%, 5.725% and 5.679% per annum, respectively. These agreements are each effective for an approximate five year period ending January 21, 2003. These agreements resulted in approximately $10,000 of additional interest expense for the quarter ended February 28, 1998.

NOTE 8: INVESTMENT IN SERIAL SYSTEM, LTD.

In April 1998, the Company purchased 17,814,138 shares (comprising approximately 9.5%) of the common stock of Serial System Ltd., an electronic components distributor based in Singapore, the shares of which are traded on the Stock Exchange of Singapore. The purchase price for the shares, which were newly issued shares, was US$7.2 million. In connection with this transaction, Marshall and Serial also entered into a joint marketing agreement to increase each company's ability to service the global marketplace.

                             MARSHALL INDUSTRIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in the Company's Consolidated Income Statements:

                                       THREE            NINE
                                    MONTHS ENDED     MONTHS ENDED
                                    FEBRUARY 28,     FEBRUARY 28,
                                    ------------     ------------

                                    1998     1997    1998    1997
                                    ----     ----    ----    ----
Net sales                          100.0%   100.0%   100.0% 100.0%

Cost of sales                       84.1     84.1     84.6   83.4
                                    ----     ----     ----   ----
Gross profit                        15.9     15.9     15.4   16.6

Selling, general and
  administrative expenses           11.6     10.5     10.7   11.1
                                    ----     ----     ----   ----
Income from operations               4.3      5.4      4.7    5.5

Interest expense (income)
  and other - net                     .5      (.1)      .3    (.1)
                                    ----     ----     ----   ----
Income before provision for
 income taxes and extraordinary gain 3.8      5.5      4.4    5.6

Provision for income taxes           1.6      2.3      1.8    2.4
                                    ----     ----     ----   ----
Income before extraordinary gain     2.2      3.2      2.6    3.2

Extraordinary gain                     -        -      1.4      -
                                    ----     ----     ----   ----
Net income                           2.2%    3.2%      4.0%   3.2%
                                    ----     ----     ----   ----
                                    ----     ----     ----   ----

THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 1998 AND FEBRUARY 28, 1997:

The Company's net sales increased by $64.1 million or 21% and $184.1 million or 21% for the third quarter and nine months year to date of fiscal 1998, respectively, as compared to the same periods of a year ago. The Company's results included those of Sterling, which was acquired on January 16, 1998. Sterling's net sales from its acquisition date to February 28, 1998 accounted for $46.6 million of these increases. In recent months, the industry and the Company have experienced a moderation in customer demand. This, along with the increased availability of many products, has contributed to increased pressures on unit pricing and margins of many of the products that the Company sells. As a result of these market conditions, the Company's net sales, excluding sales of Sterling, increased by 5.8% for the third quarter and 16.0% for the first nine months of fiscal 1998, as compared to the same periods of fiscal 1997.

Excluding the net sales from Sterling, most of the Company's major products, particularly mass storage products, recorded higher sales volumes for both the third quarter and nine months year to date of fiscal 1998, as compared to last year. Excluding Sterling, the sales of mass storage products increased by $11.6 million and $60.4 million for the third quarter and nine months year to date of fiscal 1998, respectively, as compared to the same periods of a year ago. The addition of new suppliers during the last several years was a major reason for the substantial growth of the Company's mass storage products.

The continuing decline in the sales of "DRAMs" partially offset the increases in the Company's sales for the third quarter and nine months year to date of fiscal 1998, as compared to last fiscal year. Excluding the operating results from Sterling, the sales of DRAMs decreased by $19.8 million and $38.3 million for the third quarter and nine months to date of fiscal 1998, respectively, as compared to fiscal 1997. This decrease in DRAM sales is primarily due to the continuing declines in the unit pricing of such products.

Motorola, Inc., one of the largest American semiconductor manufacturers, recently announced a change in its policy whereby its authorized distributors in the United States can carry its line plus one Asian semiconductor line. This policy change is expected to increase competition in the distribution of Asian semiconductor products. The Company is a leading distributor of Asian semiconductor products; however, the overall impact of this change in policy on the Company is uncertain at this time.

Despite the continuing competitive market pressures affecting many of the products the Company sells, net margins for the third quarter of fiscal 1998 remained unchanged as compared to fiscal

1997 at 15.9%, and improved significantly from the 14.8% recorded in second quarter of fiscal 1998. This was primarily due to the significant decline in the sales of DRAMs, which are lower margin products, as compared to the Company's other major products, and the inclusion of Sterling's sales, which have relatively higher margins, due to differences in product and customer mix.

For the nine months ended February 28, 1998, the Company's net margins decreased to 15.4% from 16.6% for the same period last year. This decline was primarily attributable to the growth of the Company's mass storage products, which are lower margin products, as compared to the Company's other major products, and the continuing market pressures experienced by many electronic component products. These declines were partially offset by the decrease in the sales of DRAMs and the inclusion of Sterling's sales.

Selling, general and administrative ("SG&A") expenses increased by $11.1 million for the third quarter and $16.3 million for the nine months ended February 28, 1998, as compared to the same periods of a year ago. Excluding Sterling's SG&A expenses of $7.3 million from its acquisition date to the end of the third quarter, the Company's SG&A expenses increased by $3.8 million for the third quarter and $9.0 million for the nine months to date of fiscal 1998 from last year. Salary adjustments and staffing increases in areas such as Information Technology resulted in higher salary costs of $1.3 million and $3.0 million for the third quarter and nine months to date of fiscal 1998, respectively, as compared to the prior year. In addition, increased expenses of $0.6 million and $2.0 million were incurred to enhance and expand the Company's information technology capabilities during the third quarter and first nine months of fiscal 1998, respectively, as compared to last year.
For fiscal 1998, there was also approximately $.4 million in goodwill amortization expense relating to the Sterling acquisition. The balance of the increase in the Company's SG&A expenses for current periods reported, as compared to last year, was mainly to service the higher sales volumes and costs of integrating Sterling's operations.

The increase in net interest expense to $1.9 million and $3.1 million from net interest income of $.4 million and $1.2 million for the third quarter and nine months to date of fiscal 1998, respectively, was primarily due to bank borrowings incurred for the acquisition of Sterling and higher levels of borrowings to support increases in inventories and receivables from the increased sales volumes. In addition, there was a decrease in interest income as a result of the conversion of the note receivable from SEI, as described in Note 3 to the accompanying condensed consolidated financial statements.

During the second quarter of fiscal 1998, the Company received a fee of $25.1 million, $14.6 million net of income taxes, from the termination of a joint venture, as described in Note 4 to the accompanying condensed consolidated financial statements. This payment was reported as extraordinary income during that quarter.

The Company's sources of liquidity at February 28, 1998 consisted principally of working capital of $420.0 million and a bank credit facility of $325 million, of which $230 million in borrowings were outstanding at February 28, 1998. The Company believes that its working capital, borrowing capabilities and additional funds generated from operations should be sufficient to finance its anticipated operating requirements.

Primarily as a result of the Company's borrowings to finance the Sterling acquisition, the Company's long term debt increased from $50 million at May 31, 1997 to $230 million at February 28, 1998. Under the terms of the bank facility, there are quarterly amortization payments required beginning in 1999, which would result in payments in the aggregate of $100 million by 2002.

This Quarterly Report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of the Company's plans and objectives for future operations, assumptions underlying such plans and objectives and other forward-looking statements included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other portions of this Quarterly Report. Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Factors which could cause such results to differ materially from those described in the forward-looking statements include changes in industry conditions, the addition or loss of suppliers, fluctuation in quarterly results, foreign currency translations and other risks and uncertainties that are detailed in the Company's Annual Report on Form 10-K and other reports filed by the Company with the Securities and Exchange Commission.

                                   PART II

ITEM 2.  CHANGES IN SECURITIES

     The Agreement entered into in connection with the Company's new credit facility restricts the Company's ability to pay dividends on its capital stock. Pursuant to the Agreement, subject to certain exceptions, the Company may not declare or pay any dividends upon any of its capital stock; purchase, redeem, retire or otherwise acquire, directly or indirectly, any shares of its capital stock, or make any distribution of cash, property or assets among the holders of shares of its capital stock. Exceptions include, without limitation, the ability to pay cash dividends to its shareholders in an aggregate amount not exceeding five percent of the Company's consolidated net income (as defined in the Agreement).




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders during the quarter for which this report is filed.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.1 Credit Agreement dated as of January 16, 1998 by and among Marshall Industries and, subject to and in accordance with Addendum A thereto, Sterling Electronics Corporation and First Union National Bank, as Administrative Agent, together with Addendum A thereto.

     10.2 First Amendment to Credit Agreement dated February 26, 1998 by and among Marshall Industries, Sterling Electronics Corporation the Lenders party to the Credit Agreement and First Union National Bank, as Administrative Agent.

     10.3 Pledge Agreement dated January 16, 1998 made by Marshall Industries in favor of First Union National Bank as Administrative Agent.

     10.4 Unconditional Guaranty Agreement dated as of January 16, 1998 made by each of the Subsidiary Guarantors in favor of First Union National Bank as Administrative Agent.

     27.1 Financial Data Schedule.

     27.2 Financial Data Schedule.

(b) Form 8-K dated January 30, 1998 (Items 2,5 and 7) regarding consummation of merger pursuant to Agreement and Plan of Merger dated as of September 18, 1997 between Marshall Industries, MI Holdings Nevada, Inc. and Sterling Electronics Corporation.

     Form 8-K/A dated March 31, 1998 (Item 7) regarding pro forma financial statements of Marshall Industries taking into account the acquisition of Sterling Electronics Corporation.


                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MARSHALL INDUSTRIES






April 13, 1998           /s/  HENRY W. CHIN
      ---                -------------------------------------------
                              Henry W. Chin
                              Vice President, Finance and
                                Chief Financial Officer
                             (Mr. Chin is the principal financial
                              officer and is duly authorized to sign
                              for the Company)