Form 10-K405
period 1998-05-31
MARSHALL INDUSTRIES
filed 1998-08-28
CIK 62765

MARSHALL INDUSTRIES

--------------------------------------------------------------------------------
               SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended MAY 31, 1998

               [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from       to
                                Commission file number 1-5441

               ----------------------------------------------------------------

FORM 10-K
               MARSHALL INDUSTRIES
               (Exact name of registrant as specified in its charter)

               ----------------------------------------------------------------

           CALIFORNIA                                95-2048764
           (State or other jurisdiction of
            incorporation or                         (I.R.S. Employer Identification No.)
           organization)
           9320 TELSTAR AVENUE                       (Registrant's telephone number,
           EL MONTE, CALIFORNIA 91731-2895           including area code) (626) 307-6000
           (Address of principal executive offices)

               Securities registered pursuant to Section 12(b) of the Act:

           COMMON STOCK, PAR VALUE $1.00 PER SHARE   NEW YORK STOCK EXCHANGE
           (Title of each class)                     (Name of each exchange on which registered)

               Securities registered pursuant to Section 12(g) of the Act:
               NONE

               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
               (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

               State the aggregate market value of the voting stock held by non-affiliates of the Registrant:

               $380,256,319 (computed on the basis of $23.375 per share, which was the last sale price on the New York Stock Exchange on July
               31, 1998).

               Indicate the number of shares outstanding of each of the
               Registrant's classes of common stock, as of the latest
               practicable date.
           (Class of Stock)                          Number of Outstanding Shares as of July 31, 1998
           COMMON STOCK, PAR VALUE $1.00 PER SHARE   16,616,364

               Proxy Statement for Annual Meeting of Shareholders to be held October 20, 1998: PART III
DOCUMENTS
INCORPORATED
BY REFERENCE
               ----------------------------------------------------------------


                                                                         ------

MARSHALL INDUSTRIES

--------------------------------------------------------------------------------

              FORM 10-K
              Marshall Industries
              Year Ended May 31, 1998

-------------------------------------------------------------------------------
GENERAL       PART I
              ITEM 1. BUSINESS

                Marshall Industries, with its subsidiaries ("Marshall" or the
              "Company"), is among the largest distributors of industrial electronic components and production supplies in North America. The Company also provides its customers with a variety of value-added services, such as inventory management, kitting, assembly, programming of programmable logic devices, and testing services.

                In addition, the Company has a 16% equity interest in the
              electronics distribution companies of Sonepar Electronique International ("SEI"), one of the largest electronic components distributors in Europe. The Company also has an investment of approximately 9% of the common stock of Serial System Ltd. ("Serial"), a Singapore based electronic components distributor with operations in Southeast Asia. The shares of Serial are traded on the Stock Exchange of Singapore.

                The Company has also entered into joint marketing and sales alliances with SEI and Serial. These investments and alliances were made to enhance the Company's capabilities to service customers and suppliers globally.

                In January 1998, the Company completed the acquisition of
              Sterling Electronics Corporation ("Sterling"), a large, publicly-traded distributor of electronic components. The Company acquired all of the outstanding capital stock of Sterling for $169 million in cash plus the assumption of Sterling's outstanding debt of $55.5 million.

                Since its acquisition, the Company has been operating Sterling as a separate sales and marketing subsidiary but has integrated Sterling's computer, financial and administrative functions with those of the Company. The acquisition of Sterling has been accounted for under the purchase method of accounting and all Company financial information for fiscal 1998 included herein includes Sterling's results of operations from its acquisition date of January 16, 1998 to May 31, 1998.

                The Company distributes approximately 200,000 different products manufactured by over 60 major suppliers to more than 40,000 customers, including a wide range of original equipment manufacturers, contract manufacturers, and value-added resellers. The Company emphasizes responsive customer service through its network of sales and distribution facilities and corporate support and distribution centers in the United States and Canada. This local customer service is supported by advanced on-line management information systems, 24-hour sales and technical support service and an automated distribution facility.

                The Company supplies and services a broad range of products, including semiconductors, passive components, connectors and interconnect products, and computer systems and peripheral products, as well as production supplies. The distribution of electronic components accounted for approximately 94% and 95% of total Company sales in fiscal 1997 and 1998, respectively. The distribution of industrial production supplies accounted for the balance of total Company sales in each of such periods. The Company believes it is the largest domestic distributor in sales volume of industrial production supplies to customers in the electronics industry.

                Distributors have become an increasingly important marketing channel for electronics products, permitting manufacturers to market their products economically to a broad range of

------

MARSHALL INDUSTRIES

--------------------------------------------------------------------------------


-------------------------------------------------------------------------------

GENERAL
(CONTINUED)   end-users. Most manufacturers are unable to serve their entire customer base directly and rely on distributors, such as the Company, to extend their marketing operations. Distributors not only provide product, but also provide technical service support to customers. In addition, distributors relieve manufacturers from a portion of the costs associated with selling their products, including large investments in inventories, accounts receivable and personnel. At the same time, distributors offer customers the convenience of diverse inventory, rapid deliveries, credit and a wide range of value-added services.

                Marshall is a customer-oriented company which uses automation and information technology to enhance customer service and intimacy. The Company has invested substantial resources to improve its inventory management and information systems, thereby assisting its customers in controlling costs, reducing cycle times and keeping pace with changes in technology. These investments have also increased the Company's efficiency and improved its cost competitiveness. Marshall's extensive line-card provides customers with the opportunity to purchase their electronic component requirements from a single source, thus improving their materials resource planning and facilitating their inventory procurement needs. The Company provides additional support to its customers through field application engineers, electronic data interchange and other value-added services. Marshall also utilizes the Internet to allow customers to access a variety of services, including obtaining product availability information, prices and technical specifications. In 1997, the Company introduced OrderAgent, which is an on-line ordering system available via the Internet. Live and archived interactive training programs are also broadcast over the Internet.

-------------------------------------------------------------------------------
PRODUCTS AND
SUPPLIERS       The distribution of semiconductor products accounted for
              approximately 72% and 64%, respectively, of total Company sales in fiscal 1997 and 1998. Passive components, connectors and interconnect products accounted for approximately 11% and 14% of total Company sales for fiscal 1997 and 1998, respectively. Sales of computer systems and peripheral products accounted for approximately 11% and 17%, respectively, of total Company sales in fiscal 1997 and 1998. Distribution of industrial production supplies accounted for approximately 6% and 5% of total Company sales for fiscal 1997 and 1998, respectively.

              SEMICONDUCTOR PRODUCTS

                Texas Instruments ("TI") is the Company's largest supplier of products. TI's semiconductor products accounted for 14% and 10% of total Company sales in fiscal 1997 and 1998, respectively. The Company carries the full range of semiconductor products manufactured by TI and distributes the products of a number of other leading American semiconductor manufacturers. The Company is also the major distributor in sales volume of Japanese semiconductor products in North America. Sales of these products accounted for approximately 17% of total Company sales in fiscal 1997 and 1998. Additionally, the Company distributes components manufactured by European suppliers, such as Siemens Components, Inc. ("Siemens") and Philips Semiconductors, a North American Philips Company ("Philips").

                Semiconductor products include memory, logic and programmable logic devices, microprocessors and microperipheral components. The Company's principal suppliers are Advanced Micro Devices, Inc. ("AMD"), Atmel Corporation, Cypress Semiconductor Corporation, Fujitsu, Hitachi, Lattice Semiconductor Corporation, Linear Technology, Mitel Semiconductors, Inc., NEC Electronics, Inc., Philips, Rockwell International Corp., Siemens, Sony Electronics, Inc., Sharp Electronics Corporation, TI, Toshiba America, Inc., and Xilinx, Inc.
                                                                          ------

MARSHALL INDUSTRIES

--------------------------------------------------------------------------------

               FORM 10-K
               Marshall Industries
               Year Ended May 31, 1998

-------------------------------------------------------------------------------
PRODUCTS AND
SUPPLIERS
(CONTINUED)    Subsequent to May 31, 1998, TI entered into an agreement to sell its memory products business to Micron Technology, Inc. ("Micron"). The Company has been awarded a franchise agreement by Micron to distribute all of its products.

              PASSIVE COMPONENTS, CONNECTORS AND INTERCONNECT PRODUCTS

                The Company distributes passive components, including multilayer ceramic, tantalum and foil capacitors as well as resistor networks. These products are manufactured by such leading suppliers as AVX Corporation and Bourns, Inc.

                Connectors and interconnect products include surface mount sockets and fiber optic systems, along with printed circuit board level connectors. The Company's principal suppliers of connectors and interconnect products are AMP Incorporated, Molex, Inc. and T&B/Ansley Corporation, which rank among the leading suppliers of these products.

              COMPUTER SYSTEMS AND PERIPHERALS

                The Company's product offerings include liquid crystal displays, optical, hard and floppy disk drives, power supplies, monitors, motherboards for personal computers, and other systems components. Artesyn Technologies (formerly Computer Products Inc.), Fujitsu, IBM Systems Storage Division, NEC Electronics, Inc., Quantum Corporation, Sharp Electronics Corporation, Sony Components Products, and Toshiba America Information Systems, Inc. are the major suppliers of these products to the Company.

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


              VALUE-ADDED SERVICES

                In addition to the distribution of products, the Company
              provides a variety of value-added services to its customers. The Company provides component testing and assembly, just-in-time ("JIT") inventory management and delivery systems, programmable logic array and PROM and EPROM programming and certain types of testing services. In recent years, the Company has introduced a number of sophisticated automated inventory procurement and management services for its customers through its electronic data interchange ("EDI") and auto-replenishment programs. The Company also packages electronic components in production-ready kits to customers' specifications ("kitting"). Completed kits are typically shipped directly to the customer's production line on a JIT basis. Turnkey manufacturing solutions are offered to meet customer requirements or through arrangements with independent contract manufacturers as an extension of the Company's JIT/kitting business. Under such arrangements, the Company supplies components directly to contract manufacturers who

------

MARSHALL INDUSTRIES

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
PRODUCTS AND
SUPPLIERS     perform assembly and testing to produce a completed product to
(CONTINUED)   customer specifications. The Company offers 24-hour sales and technical support services for its customers.

                In August, 1996 Marshall and Wyle Electronics ("Wyle") formed a value-added services joint venture called Accord Contract Services LLC ("Accord"). Wyle was subsequently acquired by Raab Karcher AG, an indirect wholly owned subsidiary of VEBA AG. The Company elected to terminate the joint venture in the fall of 1997.

--------------------------------------------------------------------------------
RELATIONSHIP
WITH            The majority of the products sold by the Company are purchased
SUPPLIERS     pursuant to distributor agreements. These agreements are typically for terms of one year, renewable annually, non-exclusive, and authorize the Company to sell through its sales and distribution locations all or a portion of the products produced by that manufacturer. These agreements may be canceled by either party on short notice and generally provide for a return of the manufacturer's inventory upon cancellation. The Company's ten largest suppliers accounted for approximately 58% and 51% of total
              Company sales in fiscal 1997 and 1998, respectively. Except for TI, which accounted for 14% and 10% of total Company sales for fiscal 1997 and 1998, respectively, no other supplier accounted for more than 10% of total Company sales in such periods.
              Cancellation of an agreement with, or trade restrictions affecting purchases from, a major supplier could have a material adverse effect upon the Company's business. The Company believes that it has satisfactory relationships with its suppliers. Nonetheless, because of uncertainties relating to U.S. trade issues, the possibility exists that continued access to Japanese products could be affected. In addition, the Company cannot determine the direction of U.S. trade policy or its ultimate effect on the competitive environment and the Company's results.

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

                                                                          ------

MARSHALL INDUSTRIES

--------------------------------------------------------------------------------

               FORM 10-K
               Marshall Industries
               Year Ended May 31, 1998

--------------------------------------------------------------------------------
SALES AND
MARKETING       Distributors offer electronics customers the convenience of immediate price and delivery information, backlog status, diverse off-the-shelf inventories in small and large quantities, rapid deliveries and the financing of their purchases. The Company's electronics distribution business services approximately 40,000 customers, the majority of which are small and medium size companies in the following industries: computers, communications, capital and office equipment, industrial control and medical equipment and systems integration. In recent years, contract manufacturers have also become major customers for electronic component distributors, including the Company, as many original equipment manufacturers have outsourced their purchasing and manufacturing functions to them. No single customer accounted for more than 6% of the Company's sales during any of the last five fiscal years.

                The Company's products are sold by both field and inside sales people. Sales personnel work directly with customers providing price, delivery, backlog and technical information regarding the products which the Company distributes. Approximately 46% of the Company's employees were involved in sales at May 31, 1998.

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

                The Company currently has a national distribution network in the
              United States and Canada consisting of sales and distribution centers and corporate support and distribution centers. The Company believes that it has sales facilities in all of the major electronic products markets in the United States, including the Los Angeles/Orange County, San Francisco/Silicon Valley, Boston, Chicago, Denver, Philadelphia, Portland, Seattle, Connecticut, Florida, New Jersey, Georgia, Maryland, Minnesota, Ohio, Nevada and Texas areas. In Canada the Company has sales facilities in Ottawa, Toronto, Montreal, Quebec City, Calgary, and Vancouver.

------

MARSHALL INDUSTRIES

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
SALES AND
MARKETING
(CONTINUED)     As described in Note 7 to the accompanying consolidated
              financial statements, the Company has made a 16% investment in SEI, one of the largest electronic component distributors in Europe. In addition, as described in Note 8 to the accompanying consolidated financial statements, the Company has an investment of approximately 9% of the common stock of Serial System Ltd., an electronic components distributor based in Singapore.

                At May 31, 1998, the Company had approximately 2,300 employees, substantially all of whom were employed full-time.

--------------------------------------------------------------------------------
BACKLOG
                Information concerning backlog is not material to an
              understanding of the Company's business, as the Company's objective is to ship orders on the same day they are received unless the customer has requested a specific future delivery date on an order. Additionally, it is common industry practice for customers, in most cases, to be able to re-schedule or cancel orders for standard products with future delivery dates without penalties.

--------------------------------------------------------------------------------
CERTAIN
CONSIDERATIONS
              CYCLICAL NATURE OF ELECTRONICS INDUSTRY; FLUCTUATIONS IN
              QUARTERLY OPERATING RESULTS

                The Company's business is affected by the cyclical nature of the electronics industry and overall trends in the general economy. The electronics distribution industry is very sensitive to fluctuating market conditions, primarily caused by changes in the supply and demand for electronic products, which impact product availability and prices. As a result, the Company's financial results may reflect significant variations from period to period. Other factors which affect operating results include but are not limited to availability of products from suppliers, the product mix sold by the Company, price competition for products sold by the Company, price decreases or obsolescence on inventory that is not price protected or returnable to suppliers, and the ability of the Company's customers to pay their obligations.

              NATURE OF DISTRIBUTOR AGREEMENTS

                The Company's distributor agreements with its suppliers are non-
              exclusive. Consequently, the Company competes with numerous other distributors who sell the same or similar products, as well as with its suppliers, which tend to sell directly to their larger customers. The distributors' customers are generally smaller and less credit worthy than the principal customers of the suppliers. The Company's distributor agreements are also terminable on short notice. Suppliers have from time to time terminated such agreements with the Company and there can be no assurance that such terminations will not occur in the future. The Company's ten largest suppliers accounted for approximately 58% and 51% of the Company's total sales in fiscal 1997 and 1998, respectively. The loss of a key supplier could have a material adverse effect upon the Company and its future results of operations.

              PRODUCT SUPPLIES AND PRICING

                From time to time, the industry has experienced product
              shortages and excess supplies. The prices and margins on the Company's products are often materially impacted by these product shortages and excess supplies. There is currently an excess supply of a number of electronic component products, particularly memory devices. As a result, the industry has experienced significant pricing and margin pressures on products. It is uncertain when there will be a change in these unfavorable market conditions.

                                                                          ------

MARSHALL INDUSTRIES

--------------------------------------------------------------------------------

               FORM 10-K
               Marshall Industries
               Year Ended May 31, 1998

-------------------------------------------------------------------------------
CERTAIN
CONSIDERATIONS
(CONTINUED)    COMPETITION

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

                 Motorola, Inc., one of the largest American semiconductor
               manufacturers, recently changed its policy whereby its authorized distributors in the United States can carry its line plus one Asian semiconductor line. The Company is a leading distributor of Asian semiconductor products. This policy change is expected to increase competition in the distribution of Asian semiconductor products. The overall impact of this change in policy on the Company is uncertain at this time.

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

--------------------------------------------------------------------------------


               ITEM 2. PROPERTIES

                 The Company presently has 77 sales and distribution facilities and 6 corporate support and distribution centers. The Company's executive offices and corporate support and distribution center are located in El Monte, California. This facility is Company owned, has 258,000 square feet of space and utilizes an automated inventory handling system. The Company owns an additional 65,500 square foot warehouse and office facility in El Monte.

                 In addition to the El Monte facilities, a majority of the
               sales and distribution facilities located in Marshall's major markets are Company owned. The three largest facilities range from approximately 58,000 to approximately 65,000 square feet in size and are located in Milpitas, California; Irvine, California; and Boston, Massachusetts. The Company also owns facilities in Austin, Texas; Endicott, New York; Milwaukee, Wisconsin; San Diego, California; and Wallingford, Connecticut of approximately 8,000 to 40,000 square feet each.

                 The Company leases its remaining sales and distribution
               facilities. The largest leased facility is the support center in Grapevine, Texas which has approximately 180,000 square feet of space with a lease expiration date in fiscal year 2007. The remaining leased facilities are located in cities throughout the United States and Canada, vary in size depending on sales volume and are

------

MARSHALL INDUSTRIES

--------------------------------------------------------------------------------


-------------------------------------------------------------------------------
              subject to leases whose initial terms expire at various dates through fiscal year 2004. Substantially all of those leases include renewal provisions.

                The Company plans to sell its current facility in Milpitas,
              California and acquire a larger facility to meet the growth of its business. The Northern California market is the largest in North America for the industry and the Company. In connection therewith, the Company has entered into an agreement subsequent to May 31, 1998 for the purchase of a 10-acre property in Milpitas, California for the construction of a sales, marketing and distribution facility.

                Except for the expansion in Northern California as described herein, the Company believes that the current facilities are adequate for the Company's operating requirements.

--------------------------------------------------------------------------------
              ITEM 3. LEGAL PROCEEDINGS

                There are no material pending legal proceedings to which the
              Company or any of its subsidiaries is a party or which any of their properties are the subject.

--------------------------------------------------------------------------------
              ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                No matter was submitted to a vote of security holders during the quarter ended May 31, 1998.

              PART II

              ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                      STOCKHOLDER MATTERS

                The Company's Common Stock is listed on the New York Stock
              Exchange under the symbol MI. The following table shows, for the periods indicated, the published closing sale prices per share for the Company's Common Stock.
 -------------------------------------------------------------------------------

               -----------------------------------------------------------------
                                                                 High      Low
               -----------------------------------------------------------------
                FISCAL YEAR 1997
                 First Quarter                                 $30 7/8   $26 1/4
                 Second Quarter                                 32 1/8    27 3/4
                 Third Quarter                                  33 1/8    28 3/4
                 Fourth Quarter                                 36 3/8    30 1/2
               -----------------------------------------------------------------
                FISCAL YEAR 1998
                 First Quarter                                 $42 3/4   $35 7/8
                 Second Quarter                                 42        34 1/2
                 Third Quarter                                  35 15/16  28 3/8
                 Fourth Quarter                                 34 5/8    28 7/8
               -----------------------------------------------------------------

                The Company had approximately 5,000 shareholders at July 31,
              1998. It has never paid a cash dividend. Earnings have been retained to provide for the growth and expansion of the Company's business. The Board of Directors periodically considers whether or not to pay dividends. At this time, the Company does not plan to pay dividends.

                                                                          ------

MARSHALL INDUSTRIES

--------------------------------------------------------------------------------

               FORM 10-K
               Marshall Industries
               Year Ended May 31, 1998

-------------------------------------------------------------------------------

              ITEM 6. SELECTED FINANCIAL DATA

                The following selected financial data of the Company should be read in conjunction with the historical consolidated financial statements and notes thereto. The following table sets forth selected financial data with respect to the consolidated statements of income of the Company for the five fiscal years ended May 31, 1998, and the consolidated balance sheets of the Company at year end for each of those years. The selected financial data is derived from consolidated financial statements for such years and at such dates as audited by Arthur Andersen LLP, independent public accountants, including the consolidated statements of income for the three years ended May 31, 1998, and the consolidated balance sheets at May 31, 1997 and 1998 included elsewhere herein.

-------------------------------------------------------------------------------

CONSOLIDATED
STATEMENTS OF
INCOME

                Years Ended May 31,         1994      1995       1996       1997     1998(/4/)
                --------------------------------------------------------------------------------
                                                 (In thousands except for per share data)
                 Net sales                 $822,548 $1,009,315 $1,164,812 $1,184,604  $1,461,363
                 Cost of sales              652,121    820,571    955,331    988,371   1,232,026
                --------------------------------------------------------------------------------
                  Gross profit              170,427    188,744    209,481    196,233     229,337
                 Selling, general and
                  administrative expenses   112,220    117,287    123,188    128,927     163,556
                --------------------------------------------------------------------------------
                  Income from operations     58,207     71,457     86,293     67,306      65,781
                 Interest expense
                  (income) and other
                  net(/1/)                    1,931      1,916        989     (1,197)      7,480
                --------------------------------------------------------------------------------
                 Income before income
                  taxes and extraordinary
                  gain                       56,276     69,541     85,304     68,503      58,301
                 Provision for income
                  taxes                      23,105     29,130     35,250     28,850      24,958
                --------------------------------------------------------------------------------
                 Income before
                  extraordinary gain         33,171     40,411     50,054     39,653      33,343
                 Extraordinary gain from
                  termination of joint
                  venture (Net of income
                  taxes of $10,535)            --         --         --         --        14,615
                --------------------------------------------------------------------------------
                --------------------------------------------------------------------------------
                 Net income                $ 33,171 $   40,411 $   50,054 $   39,653  $   47,958
                --------------------------------------------------------------------------------
                --------------------------------------------------------------------------------
                 Earnings per share
                  (basic):(/2/)
                 Income per share before
                  extraordinary gain       $   1.93 $     2.34 $     2.90 $     2.35  $     2.01
                 Extraordinary gain per
                  share                        --         --         --         --          0.88
                --------------------------------------------------------------------------------
                --------------------------------------------------------------------------------
                 Net income per share      $   1.93 $     2.34 $     2.90 $     2.35  $     2.89
                --------------------------------------------------------------------------------
                --------------------------------------------------------------------------------
                 Earnings per share
                  (diluted):(/2/)
                 Income per share before
                  extraordinary gain       $   1.92 $     2.33 $     2.87 $     2.33  $     1.99
                 Extraordinary gain per
                  share                        --         --         --         --    $     0.87
                --------------------------------------------------------------------------------
                --------------------------------------------------------------------------------
                 Net income per share      $   1.92 $     2.33 $     2.87 $     2.33  $     2.86
                --------------------------------------------------------------------------------
                --------------------------------------------------------------------------------
                 Cash dividends per
                  share(/3/)                   --         --         --         --          --
                --------------------------------------------------------------------------------
                --------------------------------------------------------------------------------

------

MARSHALL INDUSTRIES

--------------------------------------------------------------------------------


-------------------------------------------------------------------------------
CONSOLIDATED
STATEMENTS OF
INCOME
(CONTINUED)

               Years Ended May 31,             1994     1995     1996     1997     1998
              ---------------------------------------------------------------------------
               Weighted average number of
                shares outstanding, basic      17,160   17,256   17,278   16,861   16,616
               Weighted average number of
                shares outstanding, diluted    17,282   17,372   17,414   16,997   16,772

-------------------------------------------------------------------------------
CONSOLIDATED
BALANCE SHEETS --
SUMMARY

                May 31,                           1994     1995     1996     1997     1998
               -----------------------------------------------------------------------------
                                                               (In thousands)
                Working capital                 $229,019 $254,394 $284,508 $330,962 $435,596
                Total assets                     363,659  423,307  472,611  539,673  853,824
                Long-term debt, net of current
                 portion                          34,742   45,205   25,000   50,000  245,500
                Shareholders' investment         238,716  279,752  329,994  348,942  400,439

-------------------------------------------------------------------------------
 (1) Amounts are net of interest income of $1.2 million, $1.7 million, $2.6 million and $0.4 million in 1995, 1996, 1997 and 1998, respectively. Interest income was not material in fiscal 1994.
 (2) Basic and diluted net income per share are computed on the basis of the weighted average common and common equivalent shares outstanding during each year. All amounts have been restated to reflect the two for one stock split on February 28, 1994, and reflect the adoption of SFAS No. 128.
 (3) The Company has never paid a cash dividend. Earnings have been retained to provide for the growth and expansion of the Company's business.
 (4) The 1998 amounts include Sterling Electronics which was acquired on January 16, 1998.
-------------------------------------------------------------------------------

                                                                         ------

MARSHALL INDUSTRIES

--------------------------------------------------------------------------------

               FORM 10-K
               Marshall Industries
               Year Ended May 31, 1998

-------------------------------------------------------------------------------
              ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED
RESULTS OF
OPERATIONS      The following table sets forth items in the consolidated
              statements of income as a percent of net sales for periods shown:
 -------------------------------------------------------------------------------

               -----------------------------------------------------------------------
               Years Ended May 31,                                1996   1997   1998
               -----------------------------------------------------------------------
               Net sales                                          100.0% 100.0% 100.0%
               Cost of sales                                       82.0   83.4   84.3
               -----------------------------------------------------------------------
                Gross profit                                       18.0   16.6   15.7
               Selling, general and administrative expenses        10.6   10.9   11.2
               -----------------------------------------------------------------------
                Income from operations                              7.4    5.7    4.5
               Interest expense (income) and other -- net            .1    (.1)    .5
               -----------------------------------------------------------------------
                Income before provision for income taxes
                 and extraordinary gain                             7.3    5.8    4.0
               Provision for income taxes                           3.0    2.4    1.7
               -----------------------------------------------------------------------
                Income before extraordinary gain                    4.3    3.4    2.3
               -----------------------------------------------------------------------
                Extraordinary gain (net of income taxes)             --     --    1.0
               -----------------------------------------------------------------------
               Net income                                           4.3%   3.4%   3.3%
               -----------------------------------------------------------------------
               -----------------------------------------------------------------------

                 As an aid to understanding the results of operations, the
               following is a summary of the Company's unaudited quarterly results of operations for fiscal years 1996, 1997 and 1998 (in thousands except for per share data):

               ---------------------------------------------------------------------------
                                        First    Second        Third    Fourth
                1996                   Quarter  Quarter       Quarter  Quarter     Year
               ---------------------------------------------------------------------------
                Net sales              $275,870 $295,532      $288,008 $305,402 $1,164,812
                Gross profit             50,945   53,692        52,220   52,624    209,481
                Net income               12,199   13,639        12,250   11,966     50,054
                Net income per share,
                 basic(/2/)                 .71      .79           .71      .69       2.90
                Net income per share,
                 diluted(/2/)               .70      .78           .70      .69       2.87
                 1997
               ---------------------------------------------------------------------------
                 Net sales              $269,290 $286,346      $304,007 $324,961 $1,184,604
               Gross profit             46,862   47,820        48,274   53,277    196,233
               Net income                8,783    9,350         9,799   11,721     39,653
               Net income per share,
                basic(/2/)                 .51      .55           .59      .71       2.35
               Net income per share,
                diluted(/2/)               .51      .55           .58      .70       2.33
               1998
               ---------------------------------------------------------------------------
               NET SALES              $324,423 $351,212      $368,112 $417,616 $1,461,363
               GROSS PROFIT             50,721   51,845        58,681   68,090    229,337
               NET INCOME                9,260   24,034(/1/)    8,007    6,657     47,958(/1/)
               NET INCOME PER SHARE,
                BASIC(/2/)                 .56     1.45(/1/)      .48      .40       2.89(/1/)
               NET INCOME PER SHARE,
                DILUTED(/2/)               .55     1.42(/1/)      .48      .40       2.86(/1/)
               ---------------------------------------------------------------------------

               (1) Includes extraordinary gain of $14,615, net of income taxes and basic and diluted EPS of $0.88 and $0.87, respectively.
               (2) Amounts have been restated to reflect adoption of SFAS No.
                   128.

                As described in Note 2 to the accompanying consolidated
              financial statements, the Company acquired Sterling Electronics on January 16, 1998. Sterling's net sales of $46.7 million and $94.0 million were included in the company's third and fourth quarters of fiscal 1998 results, respectively.

------

MARSHALL INDUSTRIES

--------------------------------------------------------------------------------


-------------------------------------------------------------------------------
FISCAL 1998
COMPARED TO
FISCAL 1997     The Company's fiscal 1998 net sales increased by $276.8 million to $1.461 billion from fiscal year 1997. The Company's results included those of Sterling, which was acquired on January 16, 1998. Sterling's net sales from its acquisition date of January 16, 1998 to May 31, 1998 accounted for $140.7 million of this increase in net sales. The Company's fiscal 1998 net sales, excluding the sales of Sterling, increased by $136.1 million or 11.5%, compared to fiscal 1997. In recent months, particularly in the fourth quarter of fiscal 1998, the industry and the Company have experienced a moderation in customer demand. This, along with the increased availability of many products, has contributed to increased pressures on unit pricing and margins of many of the products that the Company sells.

                Excluding the net sales of Sterling, the increase in the
              Company's net sales of $136.1 million for fiscal 1998, as compared to fiscal 1997, was due primarily to an increase in the sales volume of most of the Company's major products, particularly mass storage products. These products accounted for $66.5 million of this increase. The addition of new suppliers during the last several years was the primary reason for the substantial growth of the Company's mass storage products. The increase in sales was, however, partially offset by a decrease in the sales of memory products, particularly "DRAMs". Sales of DRAMs decreased by $52.2 million in fiscal 1998, from fiscal 1997, primarily due to the continuing declines in the unit pricing of such products.

                For fiscal year 1998 the net margins of the Company decreased to
              15.7%, from 16.6% for fiscal 1997. This decline in margins was primarily attributable to mass storage products being a higher percentage of the Company's sales, which are lower margin products when compared to the Company's other major products, and the continuing market pressures experienced by many electronic component products. These declines were partially offset by the decrease in the sales of DRAMs, which are relatively lower margin products, and the inclusion of Sterling's sales, which have relatively higher margins due to differences in product and customer mix.

                Selling, general and administrative ("SG&A") expenses for fiscal
              1998 increased by $34.6 million to $163.6 million from fiscal 1997. Excluding Sterling's SG&A expenses of $22.1 million from its acquisition date of January 16, 1998 to the end of the fiscal year, the Company's SG&A expenses increased by $12.5 million, as compared to fiscal 1997. Salary adjustments and additions to staffing in the areas of Information Technology and the warehousing functions resulted in higher salary costs of $5.0 million, as compared to last year. In addition, $1.3 million in increased expenses for outside consultants and contractors were incurred during fiscal 1998, as compared to the prior year, to enhance and expand the Company's information technology capabilities. Also, approximately $1.2 million of goodwill amortization expense was incurred related to the Sterling acquisition. The Company also incurred higher than normal levels of expenses in operating Sterling's warehousing functions. This higher level of expenses is expected to continue until the consolidation of these functions into Sterling's automated warehouse in Grapevine, Texas, which is expected to be completed in early fiscal 1999. For fiscal year 1998 such expenses were $0.7 million. The remaining increase in the SG&A expenses of the Company for fiscal 1998, compared to the prior year, was primarily to service the higher sales volumes and costs of integrating Sterling's operations.

                The increase in net interest expense to $7.5 million in fiscal
              1998 from interest income of $1.2 million in fiscal 1997 was primarily due to bank borrowings incurred for the acquisition of Sterling and higher levels of borrowings to support increases in inventories and receivables from

                                                                          ------

MARSHALL INDUSTRIES

--------------------------------------------------------------------------------

               FORM 10-K
               Marshall Industries
               Year Ended May 31, 1998

--------------------------------------------------------------------------------
FISCAL 1998
COMPARED TO
FISCAL 1997
(CONTINUED)   the increased sales volume. Additionally, there was a decrease in interest income as a result of the conversion of the note receivable from SEI, as described in Note 7 to the accompanying consolidated financial statements.

                During the second quarter of fiscal 1998, the Company received a fee of $25.1 million, $14.6 million net of income taxes, from the termination of a joint venture, as described in Note 10 to the accompanying consolidated financial statements.

--------------------------------------------------------------------------------
FISCAL 1997
COMPARED TO
FISCAL 1996     The increase in net sales for fiscal 1997, as compared to fiscal
              1996, was due primarily to an increase in the sales volume of mass storage, microprocessor and liquid crystal display ("LCD") products. Sales of these products increased by $80.7 million in fiscal 1997, as compared to fiscal 1996. The addition of new suppliers during the fiscal 1996 and 1997 contributed to most of the increase in the sales of such products. This increase was partially offset by a decrease in the sales of memory products, DRAM's and SRAM's. Sales of these products decreased $77.8 million in fiscal 1997, as compared to fiscal 1996. While there was an increase in the unit volume sold of memory products in fiscal 1997 from fiscal 1996, the substantial market decline in unit pricing during the period reported accounted for the significant decrease in sales dollars of such products. The sales volume of the Company's other major products increased modestly from the prior year.

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

                The increase in SG&A for fiscal 1997 from fiscal 1996 was
              largely from higher salary and related expenses. The increase of $4.5 million in these expenses was due to salary adjustments and higher staffing levels during the year. The increase in expenses to enhance and expand the Company's sales automation and other information technology capabilities in fiscal 1997 from fiscal 1996, was partially offset by a decrease in bad debt expense.

                Interest expense-net decreased in fiscal 1997 from fiscal 1996 mainly from the lower levels of borrowings during the year and an increase in interest income recorded on its note receivable due from SEI, as described in Note 7 to the consolidated financial statements.

--------------------------------------------------------------------------------
LIQUIDITY AND
CAPITAL
RESOURCES       The Company's sources of liquidity at May 31, 1998 consisted principally of working capital of $435.6 million and a bank credit facility of $325 million, of which $253 million was outstanding at May 31, 1998. The Company believes that its working capital, borrowing capabilities and additional funds generated from operations should be sufficient to finance its anticipated operating requirements for at least the next twelve months.

                Mainly due to the Company's borrowings to finance the Sterling acquisition, the Company's long term debt increased to $245.5 million at May 31, 1998 from $50 million at May 31, 1997. Under the terms of the bank facility agreement, there are quarterly reductions in the facility beginning in 1999, which would result in a reduction of the facility availability by $100 million, in the aggregate, by the year 2002.

------

MARSHALL INDUSTRIES

--------------------------------------------------------------------------------


-------------------------------------------------------------------------------
LIQUIDITY AND
CAPITAL
RESOURCES
(CONTINUED)     At May 31, 1998, the Company's working capital increased by
              $104.6 million to $435.6 million, from the prior year. This increase was primarily attributable to the Sterling acquisition which resulted in the addition of $112.3 million of working capital. The increase in other current assets primarily relates to investments and current tax benefits from the Sterling acquisition. The increase in the Company's inventory levels required to support the increased sales volume, was offset by an increase in accounts payable.

                Net cash used in fiscal 1998 in investing activities related mainly to the cash paid for the acquisition of Sterling of $174.5 million, the investment in Serial System Ltd. of $7.2 million and capital expenditures of $12.2 million. Capital expenditures for fiscal 1998 related primarily to the purchase of warehousing equipment for the Grapevine, Texas support center and investment in information technology equipment to enhance customer service capabilities. Also included in fiscal year 1998 results was a $25.1 million ($14.6 million net of income taxes) fee received from the termination of the Accord joint venture as described in
              Note 10 to the accompanying consolidated financial statements.

                The borrowings to fund the acquisition of Sterling, as described above and in Notes 2 and 3 to the accompanying consolidated financial statements, primarily contributed to the net cash provided by financing activities in fiscal 1998.

                Working capital increased by $46.5 million and $30.1 million for fiscal 1997 and 1996, respectively, as compared to the prior years.

                Net cash used by operating activities was $2.0 million for fiscal 1997 which was primarily the result of increased accounts receivables and inventories, which were needed to support the increased sales volume for fourth quarter of fiscal 1997 and certain customer requirements. This increase in inventories and accounts receivable was partially offset by an increase in accounts payable. Net cash provided by operating activities was $24.5 million for fiscal 1996.

                The Company incurred capital expenditures of $2.7 million and
              $5.3 million for fiscal 1997 and 1996, respectively.

                The purchase of 725,000 shares of the Company's common stock for
              $21.8 million, offset by net bank credit line borrowings of $25.0 million, accounted for substantially all of the financing activities for fiscal 1997. During fiscal 1996 the Company repaid $20.6 million in bank credit line borrowings.

                The Company plans to sell its current facility in Milpitas,
              California and acquire a larger facility to meet the growth of its business. In connection therewith, the Company has entered into an agreement subsequent to May 31, 1998 for the purchase of a 10-acre property for $16.1 million in Milpitas, California for the construction of a sales, marketing and distribution facility. The Company estimates the construction cost of this new facility will be approximately $10 million. In addition to the intended sale of the current Milpitas facility, the Company plans to sell its Dallas, Texas facility, which is currently leased to a third party tenant, and its Irvine, California facility where a significant portion of the facility is leased to a third party tenant. It is anticipated that some, if not all, of the building sales will qualify as tax-free property exchanges under the Internal Revenue Service Code.

                The Company believes that the sales of these facilities may generate approximately half of the funds required for the acquisition and construction of the new Milpitas facility. Working capital from the Company's operations and the bank credit facility will be used to fund the balance.

                                                                          ------

MARSHALL INDUSTRIES

--------------------------------------------------------------------------------

               FORM 10-K
               Marshall Industries
               Year Ended May 31, 1998

-------------------------------------------------------------------------------
YEAR 2000
COMPLIANCE        The Company has initiated a program to ensure all its
                business systems are Year 2000 compliant and anticipates achieving this objective over the next fiscal year by converting certain of its business systems to upgraded software platforms that comply with the Year 2000 requirements. Although the Company believes that it is taking appropriate measures against any disruption of its systems due to the Year 2000 issue, there can be no assurance that the Company will identify all significant Year 2000 problems in advance of their occurrence, or that the Company will be able to successfully remedy all such problems that are discovered. The estimated cost of the Year 2000 project has not been and is not expected to be material to the Company's financial position or results of operations.

--------------------------------------------------------------------------------
NEW ACCOUNTING
STANDARDS         In June 1998, the Financial Accounting Standards Board issued
                SFAS No. 133, "Accounting for Derivative Instruments and
                Hedging Activities." The new standard, which will be effective for the second quarter of fiscal year 2000, requires all derivatives to be recognized on the balance sheet at fair value. The Company does not expect the implementation of this new standard to be material to the Company's financial position or results of operations.

--------------------------------------------------------------------------------
INFORMATION
RELATING TO
FORWARD-LOOKING
STATEMENTS        This Annual Report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of the Company's plans and objectives for future operations, assumptions underlying such plans and objectives and other forward-looking statements included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other portions of this Annual Report. Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which would cause actual results to differ materially from those described in the forward-looking statements. Factors which could cause such results to differ materially from those described in the forward-looking statements include changes in industry conditions, the addition or loss of suppliers or major customers, fluctuation in quarterly results, foreign currency translations, the matters discussed in "Business--Certain Considerations," and other risks and uncertainties that are detailed in the reports filed by the Company with the Securities and Exchange Commission.

------

MARSHALL INDUSTRIES

--------------------------------------------------------------------------------


-------------------------------------------------------------------------------
              ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
TO THE
SHAREHOLDERS AND
BOARD OF DIRECTORS
OF MARSHALL
INDUSTRIES:     We have audited the accompanying consolidated balance sheets of
              Marshall Industries (a California corporation) and subsidiaries as of May 31, 1997 and 1998, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended May 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marshall Industries and subsidiaries as of May 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1998, in conformity with generally accepted accounting principles.

                                         ARTHUR ANDERSEN LLP

              Los Angeles, California
              July 20, 1998

                                                                          ------

MARSHALL INDUSTRIES

--------------------------------------------------------------------------------

               CONSOLIDATED BALANCE SHEETS
               Marshall Industries

-------------------------------------------------------------------------------


                May 31,                                              1997      1998
ASSETS         -----------------------------------------------------------------------
                                                                 (Dollars in thousands)
                CURRENT ASSETS:
                 Cash                                              $  1,687  $  4,796
                 Receivables, less reserves of $8,003 in 1997 and
                  $10,632 in 1998                                   167,769   212,956
                 Inventories                                        284,419   387,655
                 Prepaid expenses and other current assets              904    13,464
                 Deferred income tax benefits (Note 4)               14,272    22,872
               -----------------------------------------------------------------------
                   Total current assets                             469,051   641,743
               -----------------------------------------------------------------------
                PROPERTY, PLANT AND EQUIPMENT, at cost (Note 1):
                 Land                                                 8,863     9,068
                 Buildings and improvements                          35,304    39,052
                 Equipment, furniture, fixtures and other            23,204    32,285
                 Computer equipment                                  13,849    22,550
               -----------------------------------------------------------------------
                                                                     81,220   102,955
                 Accumulated depreciation and amortization          (44,988)  (57,099)
               -----------------------------------------------------------------------
                                                                     36,232    45,856
                NOTE RECEIVABLE (Note 7)                             33,110       --
                INVESTMENTS (Notes 7 and 8)                             --     43,486
                GOODWILL, NET (Notes 1 and 2)                           --    120,744
                OTHER ASSETS -- NET (Note 1)                          1,280     1,995
               -----------------------------------------------------------------------
                                                                   $539,673  $853,824
               -----------------------------------------------------------------------
               -----------------------------------------------------------------------

-------------------------------------------------------------------------------
LIABILITIES AND
SHAREHOLDERS'
INVESTMENT

               CURRENT LIABILITIES:
                Current portion of long-term debt (Note 3)                $    --  $  7,500
                Accounts payable                                           120,149  168,008
                Other accrued liabilities including salaries and wages      16,500   30,639
                Income taxes payable                                         1,440      --
              ------------------------------------------------------------------------------
                  Total current liabilities                                138,089  206,147
              ------------------------------------------------------------------------------
               LONG-TERM DEBT (Note 3)                                      50,000  245,500
               DEFERRED INCOME TAX LIABILITIES (Note 4)                      2,642    1,738
               COMMITMENTS AND CONTINGENCIES (Note 5)
               SHAREHOLDERS' INVESTMENT (Notes 1 and 6):
                Common stock, $1.00 par value
                 Shares authorized -- 40,000,000
                 Shares issued and outstanding -- 16,616,364 in 1997 and
                  in 1998                                                   16,616   16,616
                 Additional paid-in capital                                 33,611   41,019
                 Unrealized loss on securities available for trade             --    (3,641)
                 Foreign currency translation adjustment                       --      (228)
                 Retained earnings                                         298,715  346,673
              ------------------------------------------------------------------------------
                                                                           348,942  400,439
              ------------------------------------------------------------------------------
                                                                          $539,673 $853,824
              ------------------------------------------------------------------------------
              ------------------------------------------------------------------------------

 The accompanying notes are an integral part of these consolidated financial statements.

------

MARSHALL INDUSTRIES

--------------------------------------------------------------------------------

               CONSOLIDATED STATEMENTS OF INCOME
               Marshall Industries

-------------------------------------------------------------------------------

               For the Years Ended May 31,                  1996       1997        1998
              ----------------------------------------------------------------------------
                                                      (In thousands except per share data)
               Net sales                                 $1,164,812 $1,184,604  $1,461,363
               Cost of sales                                955,331    988,371   1,232,026
              ----------------------------------------------------------------------------
                Gross profit                                209,481    196,233     229,337
               Selling, general and administrative
                expenses                                    123,188    128,927     163,556
              ----------------------------------------------------------------------------
                Income from operations                       86,293     67,306      65,781
               Interest expense (income) and other, net
                (Note 1)                                        989     (1,197)      7,480
              ----------------------------------------------------------------------------
                Income before income taxes and
                 extraordinary gain                          85,304     68,503      58,301
               Provision for income taxes (Notes 1 and 4)    35,250     28,850      24,958
              ----------------------------------------------------------------------------
                Income before extraordinary gain             50,054     39,653      33,343
               Extraordinary gain from termination of
                joint venture (Net of income taxes of
                $10,535)                                        --         --       14,615
              ----------------------------------------------------------------------------
               NET INCOME                                $   50,054 $   39,653  $   47,958
              ----------------------------------------------------------------------------
              ----------------------------------------------------------------------------
               EARNINGS PER SHARE (BASIC):
                Income per share before extraordinary
                 gain                                         $2.90      $2.35       $2.01
                Extraordinary gain per share                    --         --         0.88
              ----------------------------------------------------------------------------
              ----------------------------------------------------------------------------
               NET INCOME PER SHARE (Note 11)                 $2.90      $2.35       $2.89
              ----------------------------------------------------------------------------
              ----------------------------------------------------------------------------
               EARNINGS PER SHARE (DILUTED):
                Income per share before extraordinary gain    $2.87      $2.33       $1.99
                Extraordinary gain per share                    --         --         0.87
              ----------------------------------------------------------------------------
              ----------------------------------------------------------------------------
               NET INCOME PER SHARE (Note 11)                 $2.87      $2.33       $2.86
              ----------------------------------------------------------------------------
              ----------------------------------------------------------------------------

              The accompanying notes are an integral part of these consolidated financial statements.

                                                                          ------

MARSHALL INDUSTRIES

--------------------------------------------------------------------------------

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT Marshall Industries

-------------------------------------------------------------------------------

                                                                                   Retained
                                                    Common Stock      Additional Earnings and
                                                 -------------------   Paid-in      Other
                                                   Shares    Amount    Capital   Equity items
               ------------------------------------------------------------------------------
                                                           (Dollars in thousands)
                BALANCE, MAY 31, 1995            17,268,864  $17,269   $53,475     $209,008
                 Compensation expense related
                  to nonqualified stock options
                  (Note 6)                              --       --         30          --
                 Exercise of stock options           10,000       10        79          --
                 Tax benefit from stock options
                  exercised                             --       --         69          --
                 Net income                             --       --        --        50,054
               ------------------------------------------------------------------------------
                BALANCE, MAY 31, 1996            17,278,864   17,279    53,653      259,062
                 Purchase of company stock
                  (Note 5)                         (725,000)    (725)  (21,094)         --
                 Exercise of stock options           62,500       62       531          --
                 Tax benefit from stock options
                  exercised                             --       --        521          --
                 Net income                             --       --        --        39,653
               ------------------------------------------------------------------------------
                BALANCE, MAY 31, 1997            16,616,364   16,616    33,611      298,715
                 Stock options issued (Note 7)          --       --      7,408          --
                 Foreign currency translation
                  adjustment                            --       --        --          (228)
                 Unrealized loss on securities
                  available for trade                   --       --        --        (3,641)
                 Net Income                             --       --        --        47,958
               ------------------------------------------------------------------------------
                BALANCE, MAY 31, 1998            16,616,364  $16,616   $41,019     $342,804
               ------------------------------------------------------------------------------
               ------------------------------------------------------------------------------

               The accompanying notes are an integral part of these consolidated financial statements.

------

MARSHALL INDUSTRIES

--------------------------------------------------------------------------------

               CONSOLIDATED STATEMENTS OF CASH FLOWS
               Marshall Industries

--------------------------------------------------------------------------------
CASH FLOWS FROM
OPERATING
ACTIVITIES:

-------------------------------------------------------------------------------------------------
                   For the Years Ended May 31,                         1996     1997      1998
                  -------------------------------------------------------------------------------
                                                                       (Dollars in thousands)
                   Net income                                         $50,054  $39,653  $ 47,958
                   Adjustments to reconcile net income to net cash
                    provided by (used for) operating activities:
                     Extraordinary gain from termination of joint
                      venture, net of income taxes                        --       --    (14,615)
                     Depreciation and amortization                      7,877    8,756     9,195
                     Provision for bad debts                            2,964    2,370     2,540
                     Interest on note receivable                       (1,639)  (2,421)     (172)
                     Change in current assets and liabilities net of
                      business acquired:
                       Decrease (increase) in receivables              (5,857) (29,354)    9,733
                       Increase in inventories                        (44,785) (43,537)  (24,119)
                       Increase in prepaid expenses                       --       --     (1,114)
                       Increase in accounts payable                    18,631   21,463    16,679
                       Increase (decrease) in other accrued
                        liabilities, including salaries and wages       3,610    2,329      (533)
                       Increase (decrease) in income taxes payable     (1,686)     326    (7,346)
                     Deferred income tax benefit, net                  (4,507)  (1,431)   (2,541)
                     Other                                               (184)    (140)      260
                  -------------------------------------------------------------------------------
                      Total adjustments                               (25,576) (41,639)  (12,033)
                  -------------------------------------------------------------------------------
                      Net cash provided by (used for) operating
                       activities                                      24,478   (1,986)   35,925
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM    Cash consideration paid for acquired business          --       --   (174,460)
INVESTING          Net proceeds from termination of joint venture         --       --     14,615
ACTIVITIES:        Investment in Serial System Ltd.                       --       --     (7,229)
                   Capital expenditures, net                           (5,269)  (2,706)  (12,216)
                   Deferred software costs                                (52)    (124)      --
                   Other                                                  --       --        312
                  -------------------------------------------------------------------------------
                      Net cash used in investing activities            (5,321)  (2,830) (178,978)
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM    Net borrowings (repayments) under bank credit
FINANCING           lines                                             (20,000)  50,000    67,787
ACTIVITIES:        Repayments of long-term debt                          (615)     --        --
                   Net term loan borrowings (repayments)                  --   (25,000)   79,761
                   Purchase of common stock                               --   (21,819)      --
                   Exercise of stock options                              158    1,114       --
                   Capitalized financing costs                            --       --     (1,384)
                   Other                                                  --       --         (2)
                  -------------------------------------------------------------------------------
                      Net cash provided by (used in) financing
                       activities                                     (20,457)   4,295   146,162
                  -------------------------------------------------------------------------------
                   Net increase (decrease) in cash                     (1,300)    (521)    3,109
                   Cash at beginning of year                            3,508    2,208     1,687
                  -------------------------------------------------------------------------------
                  -------------------------------------------------------------------------------
                   Cash at end of year                                $ 2,208  $ 1,687  $  4,796
-------------------------------------------------------------------------------------------------
SUPPLEMENTAL       Cash paid during the year for the following:
DISCLOSURES OF      Interest                                          $ 2,399  $ 1,237  $  7,323
CASH FLOW         -------------------------------------------------------------------------------
INFORMATION:      -------------------------------------------------------------------------------
                    Income taxes                                      $41,253  $29,558  $ 43,911
                  -------------------------------------------------------------------------------
                  -------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these consolidated financial statements.

                                                                          ------
                                                                              31

MARSHALL INDUSTRIES

--------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Marshall Industries
              May 31, 1998

-------------------------------------------------------------------------------
NOTE 1.
SUMMARY OF
SIGNIFICANT
ACCOUNTING
POLICIES      NATURE OF OPERATIONS:

                Through a network of sales and distribution facilities and corporate support and distribution centers in the United States and Canada, the Company supplies and services a broad range of products, including semiconductor, passive component, connector and interconnect products, and computer systems and peripheral products, as well as production supplies.

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

              EXCESS OF COST OVER FAIR VALUE:

                Goodwill represents the excess of the purchase price over the fair value of net assets acquired. The goodwill related to the purchase of Sterling and the SEI investment is being amortized on a straight-line basis over 40 and 30 years, respectively. On an ongoing basis, the Company will evaluate the carrying value and the remaining economic useful life of all goodwill, and will adjust the carrying value and the related amortization period if and when appropriate.

              INTEREST EXPENSE:

                Interest income of $1.7 million, $2.6 million and $0.4 million is netted against interest expense in fiscal 1996, 1997 and 1998, respectively.

              INCOME TAXES:

                The Company accounts for income taxes in accordance with
              Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted tax rates.

              CASH AND ACCOUNTS PAYABLE:

                The Company's banking arrangements provide for the daily
              replenishment of its bank accounts for check clearing requirements. Accordingly, outstanding checks of $22.9 million and $33.5 million that had not yet been paid by the Company's banks at May 31, 1997 and 1998, respectively, are reflected in cash and accounts payable in the accompanying consolidated financial statements.

------

MARSHALL INDUSTRIES

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
NOTE 1.
SUMMARY OF
SIGNIFICANT
ACCOUNTING
POLICIES
(CONTINUED)   INVENTORIES:

                The Company values its inventories at the lower of weighted average cost or market.

              SHAREHOLDERS' INVESTMENT:

                The Company has authorized 200,000 shares of no par value
              preferred stock, of which none was outstanding at May 31, 1997 or 1998.

              CAPITALIZED DEFERRED SOFTWARE COSTS:

                Deferred software costs are included in other assets in fiscal
              1997 and represent payments to vendors for the design, purchase and implementation of the computer software for the Company's operating and financial systems. Such deferred costs, aggregating $10.3 million, were amortized over a five year period. At May 31, 1997 the unamortized balance of such costs was $0.7 million which was fully amortized as of December 1997.

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

              CONCENTRATION OF CREDIT RISK:

                The Company places its cash in what it believes to be credit-
              worthy financial institutions. However, cash balances exceed FDIC insured levels at various institutions. In addition, the Company has significant receivable balances from certain customers.

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

                During the third quarter of fiscal 1998, the Company acquired all of the capital stock of Sterling Electronics Corporation as described in Note 2 to the accompanying consolidated financial statements.

-------------------------------------------------------------------------------
NOTE 2.
ACQUISITION OF
STERLING
ELECTRONICS
CORPORATION     On January 16, 1998, the Company acquired all of the outstanding capital stock of Sterling Electronics Corporation ("Sterling"), a distributor of electronic components, for $21 per share or $169.0 million in cash plus the assumption of Sterling's outstanding debt of $55.5 million and other acquisition costs of $5.5 million. This acquisition was accounted for using the purchase method of accounting. The excess of cost over fair market value of the net assets acquired at the date of acquisition was estimated at $120.7 million, which is being amortized over 40 years. The goodwill allocation is subject to final resolution of carrying values and acquisition liabilities.
                                                                          ------

MARSHALL INDUSTRIES

--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Marshall Industries
               May 31, 1998

-------------------------------------------------------------------------------
NOTE 2.
ACQUISITION OF
STERLING
ELECTRONICS
CORPORATION
(CONTINUED)     Accumulated amortization relating to this goodwill at May 31,
              1998 was $1.2 million. The operating results of Sterling are included with those of the Company from the date of acquisition. Sterling's net sales of $140.7 million were included in the Company's fiscal 1998 results.

                The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Sterling as if the acquisition had occurred on June 1, 1996 and June 1, 1997, respectively. The unaudited pro forma results include estimates of goodwill amortization and increased interest expense (in thousands, except per share data):

                                                                     Years Ended May 31,
                                                                       1997       1998
              ---------------------------------------------------------------------------
               Net sales                                            $1,535,348 $1,741,163
               Income before extraordinary gain                         38,770     32,554
               Net income                                               38,770     47,169
               Income per share before extraordinary gain, basic          2.30       1.96
               Net income per share, basic                                2.30       2.84
               Income per share before extraordinary gain, diluted        2.28       1.94
               Net income per share, diluted                              2.28       2.81
              ---------------------------------------------------------------------------
              ---------------------------------------------------------------------------

                This unaudited pro forma sales and earnings information is not necessarily indicative of the combined results that would have occurred had the acquisition been completed as of such date, nor is it necessarily indicative of results that may occur in the future.

-------------------------------------------------------------------------------
NOTE 3.
LONG-TERM DEBT
                Long-term debt consists of the following (in thousands):

                                                                         May 31,
                                                                   1997           1998
              ---------------------------------------------------------------------------
              Bank credit lines                                    $50,000       $153,000
              Term loan                                                --         100,000
              ---------------------------------------------------------------------------
                                                                    50,000        253,000
              Less current portion                                     --           7,500
              ---------------------------------------------------------------------------
                                                                   $50,000       $245,500
              ---------------------------------------------------------------------------
              ---------------------------------------------------------------------------

              Bank Credit Lines

                Concurrent with the acquisition of Sterling, the Company entered into an agreement for a $325 million unsecured credit facility expiring in November 2002 with a group of banks (the "Agreement") to finance the purchase of Sterling, retire all existing debt of both companies and provide for ongoing working capital requirements. The credit facility consists of a $100 million term loan and a revolving facility of $225 million. The new facility, which replaced the Company's previous bank line of credit, provides for interest at either LIBOR plus a margin or at a prime rate of interest. At May 31, 1998, the prime rate was 8.50%. The facility is subject to a commitment fee on the unused line of credit and has no compensating balance requirements. Both the LIBOR margin on the borrowing and the fees on the unused line of credit is based on the Company's ratio of total funded debt to operating cash flow, as defined in the Agreement, calculated on a rolling four quarter basis. Based on the Company's performance under this calculation, the LIBOR margin on borrowings is expected to range from .375% to .950%, and fees for the unused line of credit will range from .125% to .375%.


------

MARSHALL INDUSTRIES

--------------------------------------------------------------------------------


-------------------------------------------------------------------------------
NOTE 3.
LONG-TERM DEBT
(CONTINUED)     The Agreement requires the Company, among other things, to meet certain interest coverage ratios and maintain certain minimum tangible net worth levels and current ratios. In addition, the Agreement prohibits the Company from making investments in other companies (with certain exceptions) or paying dividends in excess of certain amounts. Pursuant to the terms of the Agreement, there is a first priority lien on 100% (65% for foreign) of the equity or other ownership interests of all material subsidiaries of the Company and all material subsidiaries of the Company have jointly and severally guaranteed the Agreement. The Company's current material subsidiaries, as defined in the Agreement, are Sterling and Marshall Industries Technology Products.

              Term Loan

                Beginning in 1999, there will be quarterly reductions on the
              $100 million term loan portion of the credit facility, increasing in amounts from $15 million in the aggregate for 1999 to a total reduction of $100 million over the term of the Agreement.

              Interest Rate Swap Agreements

                The Company has entered into separate interest rate swap
              agreements with three banks for the notional amounts of $50 million, $50 million and $25 million to manage variable interest rate exposures. The agreements expire in January 2003 and are accounted for as hedge instruments. The Company agreed to exchange, at quarterly intervals, the difference between the Company's floating rate interest obligations with fixed pay rates of 5.775%, 5.725% and 5.679% per annum, respectively. The notional amounts of these agreements do not represent amounts exchanged by the parties, and thus, are not a measure of the exposure to the Company. While it is the Company's intention to hold these contracts through expiration, any termination of these swap agreements at May 31, 1998, based on the fair value of the swap agreements as determined by reference to the current interest rates and agreements with similar terms, would not have been material to the Company's results of operations. Additional interest expense resulting from these agreements was not material to the Company's financial position or results of operations.

              Maturities of long-term debt

                The maturities of long-term debt are as follows:

                                                                        (In thousands)
              ---------------------------------------------------------------------------
              Fiscal Year Ended May 31,                                      Amount
              ---------------------------------------------------------------------------
              1999                                                      $        7,500
              2000                                                              17,500
              2001                                                              22,500
              2002                                                              32,500
              2003                                                             173,000
              ---------------------------------------------------------------------------
                                                                        $      253,000
              ---------------------------------------------------------------------------

              Fair Value

                The Company's bank credit lines and term loan approximate fair value as they bear floating interest rates.

                                                                          ------

MARSHALL INDUSTRIES

--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Marshall Industries
               May 31, 1998

-------------------------------------------------------------------------------
NOTE 4.
INCOME TAXES

                The provision for income taxes consists of the following (in thousands):

               Current:                                             1996     1997     1998
              ------------------------------------------------------------------------------
                Federal                                            $31,458  $23,386  $26,292
                State                                                8,299    6,895    6,660
              ------------------------------------------------------------------------------
                                                                    39,757   30,281   32,952
              ------------------------------------------------------------------------------
               Deferred:
                Federal                                             (3,615)  (1,144)   2,247
                State                                                 (892)    (287)     294
              ------------------------------------------------------------------------------
                                                                    (4,507)  (1,431)   2,541
              ------------------------------------------------------------------------------
                   Total                                           $35,250  $28,850  $35,493
              ------------------------------------------------------------------------------
              ------------------------------------------------------------------------------

                The difference between the income tax provision at the Federal statutory rate and the recorded income tax provision is reconciled as follows (in thousands):
              ------------------------------------------------------------------

                                                                      1996    1997    1998
               -----------------------------------------------------------------------------
                Computed Federal income taxes at the statutory rate  $29,856 $23,976 $29,208
                State income taxes, net of Federal income tax
                 benefit                                               4,814   4,295   5,207
                Other, net                                               580     579   1,078
               -----------------------------------------------------------------------------
                    Provision for income taxes                       $35,250 $28,850 $35,493
               -----------------------------------------------------------------------------
               -----------------------------------------------------------------------------

                As of May 31, 1997 and 1998, deferred tax assets (liabilities)
               were comprised of the following (in thousands):
               ----------------------------------------------------------------

              ------------------------------------------------------------------
                                                                1997     1998
              ------------------------------------------------------------------
                Operating reserves                             $ 8,657  $14,854
                Tax depreciation in excess of book amounts      (2,345)  (3,255)
                Capitalization of deferred software
                 costs for book purposes                          (310)     --
                Capitalization of inventory costs for income
                 tax purposes                                      633    1,253
                State tax provision                              1,223    1,921
                Vacation expense accrued for book purposes       1,054    1,151
                Other, net                                       2,718    5,210
              ------------------------------------------------------------------
                  Total net deferred tax asset                 $11,630  $21,134
              ------------------------------------------------------------------
              ------------------------------------------------------------------

                As of May 31, 1998, the Company had total deferred tax assets of
              $22.9 million and total deferred tax liabilities of $1.7 million. The Company did not record any valuation allowances against deferred tax assets at May 31, 1998.

--------------------------------------------------------------------------------
NOTE 5.
COMMITMENTS AND
CONTINGENCIES   LEASE COMMITMENTS:

                 The Company leases certain facilities and equipment under
                operating leases expiring at various dates through fiscal year 2007. The aggregate rent expense for all operating leases was $2.3 million in 1996, $2.6 million in 1997 and $4.0 million in 1998.

------

MARSHALL INDUSTRIES

--------------------------------------------------------------------------------


-------------------------------------------------------------------------------
NOTE 5.
COMMITMENTS AND
CONTINGENCIES
(CONTINUED)     The future minimum lease payments under all leases are shown below (in thousands):

              -------------------------------------------------------------------------------
                                                                            Operating Leases
              -------------------------------------------------------------------------------
              Year Ending May 31,
                 1999                                                          $ 3,810
                 2000                                                            3,091
                 2001                                                            2,507
                 2002                                                            2,103
                 2003                                                            1,304
                 Thereafter                                                      3,127
              -------------------------------------------------------------------------------
                                                                               $15,942
              -------------------------------------------------------------------------------
              -------------------------------------------------------------------------------

                Amounts shown above are net of sublease income of $587,000,
              $414,000 and $218,000 for 1999, 2000 and 2001, respectively.

              STOCK BUY-BACK:

                During fiscal 1997, the Company purchased 725,000 shares of the
              Company's common stock at an aggregate amount of $21.8 million under the stock repurchase plan authorized by the Board of Directors in May 1996.

              FACILITY EXPANSION:

                The Company plans to sell its current facility in Milpitas,
              California and acquire a larger facility to meet the growth of its business. The Northern California market is the largest in North America for the industry and the Company. In connection therewith, the Company has entered into an agreement subsequent to May 31, 1998 for the purchase of a 10-acre property for $16.1 million in Milpitas, California for the construction of a sales, marketing and distribution facility. The Company estimates that the construction cost of the new facility will be approximately $10 million.

              LITIGATION:

                There are no material pending legal proceedings to which the
              Company or any of its subsidiaries is a party.

              INCOME TAXES:

                During fiscal 1997, the Internal Revenue Service ("IRS")
              completed its examination of the Company's Federal income tax returns for taxable years 1991 through 1994 which resulted in the issuance of deficiency notices seeking additional taxes. This assessment was appealed by the Company at the administrative appeals level. Subsequent to May 31, 1998, the IRS concluded its review of this administrative appeal in favor of the Company on all of the material issues and the final assessment does not have a material impact on the Company's financial position or results of operations.

--------------------------------------------------------------------------------
NOTE 6.
STOCK OPTIONS   The Company has two active stock option plans which provide for the granting of incentive and nonqualified stock options covering 1,100,000 shares of common stock. There was one other plan, which was inactive with respect to the granting of new options, during the periods reported. Nonqualified stock options may have an exercise price which is less than market value at the date of grant; incentive stock options must have an exercise price equal to market value at the date of grant. There were 50,000, 35,000 and 250,000 options granted in fiscal 1996, 1997

                                                                          ------

MARSHALL INDUSTRIES

--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Marshall Industries
               May 31, 1998

-------------------------------------------------------------------------------
NOTE 6.       and 1998, respectively, at exercise prices ranging from $25.25 to
STOCK         $35.875 per share. At May 31, 1998, 440,000 shares were available
OPTIONS       for additional grants.
(CONTINUED)
              As permitted by Statement of Financial Accounting Standards
              (SFAS) No. 123, "Accounting for Stock-Based Compensation," effective for fiscal 1998, the Company continues to account for stock compensation costs in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock
              Issued to Employees." Had compensation costs for the Company's stock plans been determined in accordance with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands except per share data):

              ----------------------------------------------------------------------------
                                                                      1997    1998
              ----------------------------------------------------------------------------
              Net income                           As reported       $39,653 $47,958
                                                   Pro forma         $39,490 $47,564
              Net income per share, basic          As reported       $  2.35 $  2.89
                                                   Pro forma         $  2.34 $  2.86
              Net income per share, diluted        As reported       $  2.33 $  2.86
                                                   Pro forma         $  2.32 $  2.84
              ----------------------------------------------------------------------------
              ----------------------------------------------------------------------------

              Because the SFAS No. 123 method of accounting has not been applied to options granted prior to May 31, 1995, the resulting pro forma compensation costs may not be representative of those to be expected in future years.

              The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for options granted in fiscal 1997 and 1998: risk-free interest rate of approximately 7% and 6%, respectively; expected dividend yields of 0%; expected volatility of approximately 26%; and expected life of 7 years .


              The following is a summary of changes in outstanding options for the Company's stock option plans for the three years ended May 31, 1998:

              ---------------------------------------------------------------
                                                             Weighted-Average
                                                    Shares    Exercise Price
              ---------------------------------------------------------------
              OPTIONS OUTSTANDING AT MAY 31, 1995  443,500      $15.268
              Options granted                       50,000       35.875
              Options exercised                    (10,000)       8.900
                                                   -------
              OPTIONS OUTSTANDING AT MAY 31, 1996  483,500       17.531
              Options granted                       35,000       30.089
              Options exercised                    (62,500)       9.494
              Options expired or canceled           (5,000)      30.000
                                                   -------
              OPTIONS OUTSTANDING AT MAY 31, 1997  451,000       19.481
              Options granted                      250,000       32.684
                                                   -------
              OPTIONS OUTSTANDING AT MAY 31, 1998  701,000      $24.190
              ---------------------------------------------------------------
              ---------------------------------------------------------------
              Options exercisable at May 31, 1996  138,500      $13.904
              Options exercisable at May 31, 1997  111,000       21.138
              Options exercisable at May 31, 1998  153,500       23.363
              ---------------------------------------------------------------
              ---------------------------------------------------------------


------

MARSHALL INDUSTRIES

--------------------------------------------------------------------------------


-------------------------------------------------------------------------------
NOTE 6.
STOCK OPTIONS
(CONTINUED)     The following table outlines the detail of options outstanding at May 31, 1998:

              ------------------------------------------------------------------------------------------------------
                                                                 Weighted-Average   Exercisable     Weighted-Average
                  Number                      Weighted-Average      Remaining            at        Exercise Price of
                of Options     Option Price    Exercise Price    Contractual Life   May 31, 1998   Exercisable Shares
              ------------------------------------------------------------------------------------------------------
                260,000           $14.00           $14.00              12.9            20,000            $14.00
                420,000       24.00 - 35.875        31.26               8.5           112,500             27.73
                 21,000        8.675 - 8.90          8.89               2.7            21,000              8.89
              ------------------------------------------------------------------------------------------------------
                701,000      $8.675 - $35.875      $24.19               9.9           153,500            $23.36
              ------------------------------------------------------------------------------------------------------
              ------------------------------------------------------------------------------------------------------

                The difference between the quoted market value of the shares at the date of grant and the option price for grants made under the nonqualified plans is charged to income as compensation expense over the vesting periods of the related options. During fiscal 1996, $30,000 was charged against income and credited to additional paid-in capital under these plans. No amounts were charged in fiscal 1997 and 1998. Options granted vest over periods from four to ten years and are exercisable over periods from ten to twenty years. The income tax effect of any difference between the market price at the grant date and the market price at the exercise date is credited to additional paid-in capital as the options are exercised.

-------------------------------------------------------------------------------
NOTE 7.
INVESTMENT IN
SONEPAR
ELECTRONIQUE
INTERNATIONAL   During the first quarter of fiscal 1998, the Company converted the note receivable from Sonepar Electronique International (SEI) plus accrued interest into a minority equity interest of 16% in Eurotronics B.V. (Eurotronics), a new company comprised of SEI's electronics distribution companies. In connection with this conversion, the Company granted a stock option to SEI, with an exercise period of two years, to purchase 874,545 shares of the Company's stock at a price of $34.5685 per share, which was based on the average trading price of the Company's stock for the 90 days preceding the conversion date. The Company has accounted for this investment using the equity method. The Company believes that it has significant influence on the operations of SEI through its board membership and its veto rights on certain significant aspects of the operations of the business. The Company's recording of its initial investment was based on preliminary estimates of the fair value of the net assets of the companies contributed. In preparing the audited Eurotronics consolidated financial statements as of the acquisition date, Eurotronics decided not to record goodwill in its financial statements, as allowed by Dutch GAAP. Due to this decision, the Company's investment, including the value of the stock option at $7.4 million, exceeds the net assets of Eurotronics by $30 million. The Company will amortize this difference over a period of thirty years. This treatment will result in the same accounting impact on the Company's financial statements as if the difference or goodwill had been recorded by Eurotronics in its financial statements. During fiscal 1998 the Company recorded non-cash currency translation loss of $192,000 on the equity investment with an offsetting charge against shareholders' investments. The Company's pro-rata share of the earnings from this equity investment was not material to the Company's results of operations for fiscal 1998.

                                                                          ------

MARSHALL INDUSTRIES

--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Marshall Industries
               May 31, 1998

-------------------------------------------------------------------------------
NOTE 8.
INVESTMENT IN
SERIAL
SYSTEMS, LTD.   In April 1998, the Company purchased 17,814,138 shares
              (comprising approximately 9%) of the common stock of Serial
              System Ltd., an electronic components distributor based in Singapore, the shares of which are traded on the Stock Exchange of Singapore. The purchase price for the shares, which were newly issued shares, was $7.2 million. In connection with this transaction, Marshall and Serial entered into a joint marketing agreement to increase each company's ability to service the global marketplace. The investment in Serial System Ltd. was adjusted by $3.6 million as of May 31, 1998 due to the market decline of Serial's common stock and the decline of the Singapore dollar to the U.S. dollar. The Company did not record a tax benefit as a result of this adjustment. This adjustment is reflected in the Company's shareholder's investment in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities. "

--------------------------------------------------------------------------------
NOTE 9.
BUSINESS
SEGMENT         The Company is engaged in the distribution of industrial
              electronic components and production supplies through a nationwide network of sales and distribution facilities. In the opinion of management, the Company's products are identifiable to only one industry segment.

                The Company's Canadian operations are currently not material to its results of operations or financial position.

--------------------------------------------------------------------------------
NOTE 10.
ACCORD CONTRACT
SERVICES JOINT
VENTURE         In August 1996, the Company formed a joint venture with Wyle
              Electronics ("Wyle"), another distributor of semiconductors and computer products. The venture, known as Accord Contract Services LLC ("Accord"), was 50% owned by each of the Company and Wyle.

                On or about August 6, 1997 Raab Karcher AG, an indirect wholly-
              owned subsidiary of VEBA AG, consummated a tender offer for all or substantially all of the common stock of Wyle. Under the terms of the Agreement, such a change in the ownership of Wyle entitled the Company, at its option, to initiate the dissolution of Accord. In such event, the Agreement provided that the Company was entitled to receive termination fees in the aggregate amount of approximately $25 million from Wyle. The Company elected to terminate the joint venture and received a termination fee of $25.1 million on September 30, 1997, which was recorded in the Company's second quarter fiscal 1998 results of operations as an extraordinary item, net of the related income taxes.

------

MARSHALL INDUSTRIES

--------------------------------------------------------------------------------


-------------------------------------------------------------------------------
NOTE 11.
INCOME PER
SHARE           In February 1997, the Financial Accounting Standards Board
              issued SFAS No. 128, "Earnings per Share" (EPS), which requires dual presentation of basic EPS and diluted EPS, simplifies existing computational guidelines, and increases the comparability of earnings per share on an international basis. SFAS 128 was effective for periods ending after December 15, 1997. All prior periods have been restated.

                Income, average weighted shares outstanding and earnings per share data as restated for SFAS No. 128 are as follows (in thousands, except per share data):

--------------------------------------------------------------------------------

                                                             For the Years Ended May 31,
                                      --------------------------------------------------------------------------
                                                1996                     1997                     1998
                                      -----------------------  -----------------------  -------------------------
                                                    Per Share                Per Share                  Per Share
                                      Income  Shares  Amount   Income  Shares  Amount   Income    Shares  Amount
                                      ---------------------------------------------------------------------------
                BASIC EARNINGS
                 Income before
                  extraordinary item  $50,054 17,278   $2.90   $39,653 16,861   $2.35   $33,343   16,616   $2.01
                 Extraordinary gain       --     --      --        --     --      --     14,615   16,616    0.88
                 Net income            50,054 17,278    2.90    39,653 16,861    2.35    47,958   16,616    2.89
                 Options                  --     136               --     136               --       156
                -------------------------------------------------------------------------------------------------
                DILUTED EARNINGS PER
                 SHARE
                 Income before
                  extraordinary item  $50,054 17,414   $2.87   $39,653 16,997   $2.33   $33,343   16,772   $1.99
                 Extraordinary gain       --     --      --        --     --      --     14,615   16,772    0.87
                 Net income            50,054 17,414    2.87    39,653 16,997    2.33    47,958   16,772    2.86
                -------------------------------------------------------------------------------------------------
                -------------------------------------------------------------------------------------------------

                The effect of this accounting change on previously reported earnings per share (EPS) data was as follows:

-----------------------------------------------------------------------------------------------------------------
                                                                                             For the Years Ended
                                                                                                   May 31,
                                                                                            --------------------
                                                                                            1996           1997
                ------------------------------------------------------------------------------------------------
                 PER SHARE AMOUNTS
                  Diluted EPS as reported                                                   $2.86          $2.32
                  Effect of SFAS No. 128                                                      .01            .01
                                                                                            -----          -----
                  Diluted EPS as restated                                                   $2.87          $2.33
                ------------------------------------------------------------------------------------------------

                Options to purchase 115,000 shares of common stock at $35.625 and $35.875 per share were outstanding as of May 31, 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares for the year ended May 31, 1998. The options expire on October 24, 2005 and October 21, 2007.

                                                                          ------

MARSHALL INDUSTRIES

--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Marshall Industries
               May 31, 1998

-------------------------------------------------------------------------------
NOTE 12.
EMPLOYEE
BENEFIT
PLANS         TAX DEFERRED PROFIT SHARING PLAN:

                Under the provisions of the Marshall Industries Tax Deferred
              Profit Sharing Plan (the "Plan"), participating employees, excluding Sterling employees, may defer from two to twelve percent, with certain limitations, of their earnings each payroll period, and such amount is deposited in a nonforfeitable, fully vested trust account for the employees' benefit. The Company contributes quarterly an amount equal to 50 percent of the employees' contributions, limited to 3% of such employee earnings for the quarter. Forfeitures of matching contributions are used to reduce the employer's matching contributions. Company contributions may be limited to the extent of net profits and must be invested in the Company's common stock. The Plan, however, may not own more than 20 percent of the Company's outstanding shares. At May 31, 1998 the Plan owned less than 2% of the Company's outstanding shares. Company contributions to the Plan amounted to $1.5 million in 1996, $1.2 million in 1997 and $1.4 million in 1998.

                Under the provisions of the Sterling Electronics Corporation
              401(k) Plan, participating employees may defer from one to fifteen percent of their annual compensation, with certain limitations, each payroll period. The employee contributions are deposited in a nonforfeitable, fully vested trust account for the employees' benefit. The Company makes qualified matching cash contributions up to 50% of the amount contributed by each participant up to 5% of each plan participant's compensation. Forfeitures of matching contributions are used to reduce the employer's matching contributions. Company contributions to the Plan, from Sterling acquisition date of January 16, 1998 to May 31, 1998, were $242,000.

              EMPLOYEE COMPENSATION PLANS:

                Sterling has supplemental compensation plans for certain key employees. These plans provide certain defined benefits upon retirement or termination. The expense related to these plans for fiscal year 1998 is not material to the Company's results of operations.

------

MARSHALL INDUSTRIES

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

              NONE

--------------------------------------------------------------------------------
              PART III

                Marshall will file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A. The material under the following captions of the Proxy Statement for the Annual Meeting of Shareholders to be held on October 20, 1998 is incorporated herein by this reference: Election of Directors, Executive Officers, Executive Compensation, Principal Shareholders, Certain Relationships and Related Transactions.

--------------------------------------------------------------------------------
              PART IV

              ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                       FORM 8-K

                (a) 1. CONSOLIDATED FINANCIAL STATEMENTS -- The following
              consolidated financial statements of Marshall Industries are set forth in Item 8 of this Annual Report on Form 10-K:

              -------------------------------------------------------------------------
                                                                                Page
              -------------------------------------------------------------------------
                Report of Independent Public Accountants                          27
                Consolidated Financial Statements:
                 Balance Sheets -- May 31, 1997 and 1998                          28
                 Statements for the years ended May 31, 1996, 1997 and 1998 --
                  Income                                                          29
                  Shareholders' Investment                                        30
                  Cash Flows                                                      31
                 Notes to Consolidated Financial Statements                       32

                (a) 2. FINANCIAL STATEMENT SCHEDULES -- All schedules are
              omitted since they are not applicable, not required, or the required information is included in the consolidated financial statements or notes thereto.

                (a) 3. EXHIBITS -- The following exhibits are attached to this
              Annual Report on Form 10-K:


              Exhibit  2.1: Agreement and Plan of Merger dated as of September
                            18, 1997, by and among Marshall Industries, MI Holdings Nevada, Inc. and Sterling Electronics Corporation. (Incorporated herein by reference to Exhibit 2.1 on Form 8-K event date September 18, 1997.)

              Exhibit  3.1: Articles of Incorporation, as amended. (Incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.)

              Exhibit  3.2: Amended and Restated By-Laws. (Incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K event date April 28, 1998.)

                                                                          ------

MARSHALL INDUSTRIES

--------------------------------------------------------------------------------

               FORM 10-K
               Marshall Industries
               Year Ended May 31, 1998

-------------------------------------------------------------------------------

              Exhibit 10.1:   Credit Agreement dated as of January 16, 1998 by and among
                              Marshall Industries and, subject to and in accordance with
                              Addendum A thereto, Sterling Electronics Corporation and
                              First Union National Bank, as Administrative Agent, together with Addendum A thereto. (Incorporated herein by reference to
                              Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
                              for the quarter ended February 28, 1998.)

              Exhibit 10.2:   First Amendment to Credit Agreement dated February 26, 1998 by and among Marshall Industries, Sterling Electronics
                              Corporation the Lenders party to the Credit Agreement and
                              First Union National Bank, as Administrative Agent.
                              (Incorporated herein by reference to Exhibit 10.2 to the
                              Company's Quarterly Report on Form 10-Q for the quarter ended
                              February 28, 1998.)

              Exhibit 10.3:   Pledge Agreement dated January 16, 1998 made by Marshall
                              Industries in favor of First Union National Bank as
                              Administrative Agent. (Incorporated herein by reference to
                              Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q
                              for the quarter ended February 28, 1998.)

              Exhibit 10.4:   Unconditional Guaranty Agreement dated as of January 16, 1998 made by each of the Subsidiary Guarantors in favor of First
                              Union National Bank as Administrative Agent. (Incorporated
                              herein by reference to Exhibit 10.4 to the Company's
                              Quarterly Report on Form 10-Q for the quarter ended February
                              28, 1998.)

              Exhibit 10.5*:  Marshall Industries 1984 Stock Option Plan. (Incorporated
                              herein by reference to Exhibit A to the Company's Final Proxy
                              Statement dated September 17, 1984.)

              Exhibit 10.6*:  Marshall Industries 1992 Nonqualified Stock Option Plan.
                              (Incorporated herein by reference to Exhibit A to the
                              Company's Final Proxy Statement dated August 31, 1992.)

              Exhibit 10.7*:  Marshall Industries 1997 Stock Option Plan. (Incorporated
                              herein by reference to Exhibit A to the Company's Final Proxy
                              Statement dated August 29, 1997.)

              Exhibit 10.8*:  Change in Control Agreement dated February 6, 1996 between
                              Marshall Industries and Gordon S. Marshall. (Incorporated
                              herein by reference to Exhibit 99.1 to the Company's
                              Quarterly Report on Form 10-Q for the quarter ended February
                              29, 1996.)

              Exhibit 10.9*:  Change in Control Agreement dated February 7, 1996 between
                              Marshall Industries and Robert Rodin. (Incorporated herein by reference to Exhibit 99.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996.)

              Exhibit 10.10*: Change in Control Agreement dated January 10, 1997 between
                              Marshall Industries and Richard D. Bentley. (Incorporated
                              herein by reference to Exhibit 10.12 to the Company's
                              Quarterly report on Form 10-Q for the quarter ended November
                              30, 1996.)

              Exhibit 10.11*: Form of Indemnification Agreement with certain officers and directors. (Incorporated herein by reference to Exhibit 10.13 to the Company's Quarterly report on Form 10-Q for the
                              quarter ended November 30, 1996.)

------

MARSHALL INDUSTRIES

--------------------------------------------------------------------------------


-------------------------------------------------------------------------------

              Exhibit 10.12*: Schedule of Omitted Indemnification Agreements. (Incorporated
                              herein by reference to Exhibit 10.14 to the Company's
                              Quarterly report on Form 10-Q for the quarter ended November
                              30, 1996.)

              Exhibit 10.13*: Employment Agreement dated as of September 18, 1997 by and between Marshall Industries and Ronald S. Spolane.
                              (Incorporated herein by reference to Exhibit 10.1 on Form 8-K event date September 18, 1997.)

              Exhibit 10.14*: Employment Agreement dated as of September 18, 1997 by and between Marshall Industries and David S. Spolane.
                              (Incorporated herein by reference to Exhibit 10.1 on Form 8-K event date September 18, 1997.)

              Exhibit 10.15:  Shareholders Agreement with Sonepar Electronique
                              International. (Incorporated herein by reference to Exhibit
                              10.3 to the Company's Quarterly Report on Form 10-Q for the
                              quarter ended August 31, 1997.)

              Exhibit 10.16:  Marshall Industries Non-qualified Stock Option Grant.
                              (Incorporated herein by reference to Exhibit 10.4 to the
                              Company's Quarterly Report on Form 10-Q for the quarter ended
                              August 31, 1997.)

              Exhibit 10.17:  Marshall Warrant Rescission Agreement dated February 28, 1997 between Marshall Industries and Wyle Electronics.
                              (Incorporated herein by reference to Exhibit 10.15 to the
                              Company's Quarterly report on Form 10-Q for the quarter ended
                              February 28, 1997.)

              Exhibit 10.18:  Amendment No. 3 to Limited Liability Company Agreement of
                              Accord Contract Services LLC, dated February 28, 1997 between
                              Marshall Industries and Wyle Electronics. (Incorporated
                              herein by reference to Exhibit 10.16 to the Company's
                              Quarterly report on Form 10-Q for the quarter ended
                              February 28, 1997.)

              Exhibit 10.19*: Change in Control Agreement dated August 26, 1997 between
                              Marshall Industries and Henry W. Chin. (Incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997.)

              Exhibit 10.20:  Registration Rights Agreement dated as of September 15, 1994 by and between Marshall Industries and Sonepar Electronique
                              International. (Incorporated herein by reference to Exhibit
                              10.21 to the Company's Annual Report on Form 10-K for the
                              fiscal year ended May 31, 1997.)

              Exhibit 23:     Consent of Independent Public Accountants.

              Exhibit 27:     Financial Data Schedule.

                (b) REPORTS ON FORM 8-K -- Form 8-K/A dated March 31, 1998 (Item
              7) regarding pro forma financial statements of Marshall Industries taking into account the acquisition of Sterling Electronics Corporation.

              * Management contract, compensatory plan or arrangement.

                                                                          ------

MARSHALL INDUSTRIES

--------------------------------------------------------------------------------


-------------------------------------------------------------------------------
SIGNATURES      Pursuant to the requirements of Section 13 or 15 (d) of the
              Securities Exchange Act of 1934, Marshall has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              MARSHALL INDUSTRIES


              By:      HENRY W. CHIN                            August 26, 1998
                 ---------------------------
                     Henry W. Chin
                Vice President, Finance, Chief
               Financial Officer and Secretary

                Pursuant to the requirements of the Securities Exchange Act of
              1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                            GORDON S. MARSHALL                                August 26, 1998
              _____________________________________________
                            Gordon S. Marshall
                    Chairman of the Board and Director

                               ROBERT RODIN                                   August 26, 1998
              _____________________________________________
                               Robert Rodin
                  President, Chief Executive Officer and
                                 Director
                      (Principal Executive Officer)

                              HENRY W. CHIN                                   August 26, 1998
              _____________________________________________
                              Henry W. Chin
                 Vice President, Finance, Chief Financial
                Officer and Secretary (Principal Financial
                         and Accounting Officer)

                            RICHARD D. BENTLEY                                August 26, 1998
              ---------------------------------------------
                            Richard D. Bentley
                                 Director

                            RICHARD C. COLYEAR                                August 26, 1998
              ---------------------------------------------
                            Richard C. Colyear
                                 Director

                              JEAN FRIBOURG                                   August 26, 1998
              ---------------------------------------------
                              Jean Fribourg
                                 Director

                             LATHROP HOFFMAN                                  August 26, 1998
              ---------------------------------------------
                             Lathrop Hoffman
                                 Director

                            JOSE MENENDEZ                                     August 26, 1998
              ---------------------------------------------
                              Jose Menendez
                                 Director

                         RAYMOND G. RINEHART                                  August 26, 1998
              ---------------------------------------------
                           Raymond G. Rinehart
                                 Director

                             HOWARD C. WHITE                                  August 26, 1998
              ---------------------------------------------
                             Howard C. White
                                 Director

------

MARSHALL INDUSTRIES

--------------------------------------------------------------------------------
                              Corporate Information

-------------------------------------------------------------------------------

 CORPORATE OFFICERS              Gordon S. Marshall                    Robert Rodin
                                 Chairman of the Board                 President and
                                                                       Chief Executive Officer
                                 Richard D. Bentley
                                 Executive Vice President              Henry W. Chin
                                                                       Vice President, Finance,
                                                                       Chief Financial Officer
                                                                       and Secretary
-------------------------------------------------------------------------------------------------
 BOARD OF DIRECTORS              Gordon S. Marshall                    Robert Rodin
                                 Chairman of the Board                 President and
                                 Marshall Industries                   Chief Executive Officer
                                                                       Marshall Industries
                                 Richard D. Bentley
                                 Executive Vice President              Jose Menendez
                                 Marshall Industries                   Chairman of the
                                                                       Executive Boards
                                 Richard C. Colyear                    of Sonepar Electronique
                                 President,                            International
                                 Colyear Development Corporation       and Sonepar Distribution
                                 El Monte, CA
                                                                       Raymond G. Rinehart
                                 Jean Fribourg                         Former Chairman of the
                                 Chief Executive Officer,              Board and President
                                 Sonepar Electronique International    Clow Corporation
                                                                       Oak Brook, IL
                                 Lathrop Hoffman
                                 President,                            Howard C. White
                                 Sierra Autocars, Inc.                 Retired Partner
                                 Monrovia, CA                          Andersen Worldwide
                                                                       Chicago, IL
-------------------------------------------------------------------------------------------------
                                                                       TRANSFER AGENT & REGISTRAR
 CORPORATE INFORMATION           CORPORATE HEADQUARTERS                First Union National
                                 Marshall Industries                   Bank of North Carolina
                                 9320 Telstar Avenue                   Charlotte, NC
                                 El Monte, CA 91731-2895
                                 (626) 307-6000                        AUDITORS

                                 STOCK LISTING                         Arthur Andersen LLP
                                                                       Los Angeles, CA
                                 Common Stock traded on
                                 the New York Stock
                                 Exchange (Symbol MI)
-------------------------------------------------------------------------------------------------

 SUBSIDIARIES                    Marshall Industries Technology Products
                                 G.S. Marshall-Canada Inc.
                                 At Once, Inc.
                                 Sterling Electronics Corporation

                                                                         ------
                                                                              47
LOGO