Form 10-Q
period 1998-08-31
MARSHALL INDUSTRIES
filed 1998-10-14
CIK 62765

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended August 31, 1998

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

Common Stock outstanding by class as of August 31, 1998

Common Stock  16,616,364 shares
-------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No _____
     -----

                              MARSHALL INDUSTRIES
                              -------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                (000's Omitted)
                                ---------------


                                    ASSETS
                                    ------


                                        August 31,     May 31,
                                           1998         1998
                                       (Unaudited)   (Audited)
                                       ----------    ---------
Current Assets:
 Cash                                   $ 11,521     $  4,796
 Receivables - net                       214,720      212,956
 Inventories                             386,108      387,655
 Deferred income tax benefits             22,872       22,872
 Prepaid income taxes                      2,670        8,613
 Prepaid expenses                          4,916        4,851
                                        --------     --------
Total Current Assets                     642,807      641,743
                                        --------     --------

Property, Plant and Equipment, net
 of accumulated depreciation and
 amortization of $58,857 at
 August 31, 1998 and $57,099
 at May 31, 1998                          45,755       45,856

Equity investment                         41,784       43,486

Goodwill - net                           119,992      120,744

Other assets                               1,772        1,995
                                        --------     --------

Total Assets                            $852,110     $853,824
                                        ========     ========


                   LIABILITIES AND SHAREHOLDERS' INVESTMENT
                   ----------------------------------------


Current Liabilities:
  Accounts payable and accrued
    expenses                            $182,253     $198,647
  Current portion of long-term debt        7,500        7,500
                                        --------     --------

Total Current Liabilities                189,753      206,147
                                        --------     --------

Long-Term Debt, excluding current
  portion                                254,500      245,500

Deferred Income Tax Liabilities            1,738        1,738

Shareholders' Investment                 406,119      400,439
                                        --------     --------

Total Liabilities and
Shareholders' Investment                $852,110     $853,824
                                        ========     ========

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                              MARSHALL INDUSTRIES
                              -------------------
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                    ----------------------------------------
                     (000's Omitted Except Per Share Data)
                     -------------------------------------
                                  (Unaudited)
                                  -----------

                                                                 Three Months Ended
                                                                     August 31,
                                                       ---------------------------------------
                                                             1998                 1997
                                                       ----------------   --------------------
Net sales                                                      $460,879               $324,423
  Cost of sales                                                 388,023                273,702
                                                               --------               --------

Gross profit                                                     72,856                 50,721
   Selling, general and
   administrative expenses                                       54,300                 33,953
                                                                -------               --------

Income from operations                                           18,556                 16,768
   Interest expense
     and other--net                                               4,154                    748
                                                                -------               --------
Income before income taxes                                       14,402                 16,020

Provision for income taxes                                        6,532                  6,760
                                                                -------               --------

Net income                                                     $  7,870               $  9,260
                                                               ========               ========

Net income per share (basic)                                   $    .47               $    .56
                                                               ========               ========

Net income per share (diluted)                                 $    .47               $    .55
                                                               ========               ========

Average number of shares
 Outstanding:
 Basic                                                           16,616                 16,616
 Diluted                                                         16,701                 16,804

The accompanying notes are an integral part of these condensed consolidated income statements.

                              MARSHALL INDUSTRIES
                              -------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)
                                  -----------
                                (000's Omitted)
                                ---------------


                                                                            Three Months Ended
                                                                                August 31,
                                                                    -----------------------------------
                                                                          1998               1997
                                                                    ----------------   ----------------
Cash flows from operating activities:
  Net income                                                               $  7,870           $  9,260
  Adjustments to reconcile net income to
   net cash used in operating
   activities:
  Depreciation and amortization                                               3,140              2,116
  Changes in net current assets and current liabilities                     (10,733)           (14,682)
  Accrued interest on note receivable                                            --               (172)
  Equity earnings                                                              (741)                --
  Other operating activities                                                    223                 --
                                                                           --------           --------

Net cash used in operating activities                                          (241)            (3,478)
                                                                           --------           --------

Cash used for investing activities:
  Capital expenditures, net                                                  (1,911)            (1,080)

Cash flows from financing activities:
  Net borrowings under bank lines of credit                                   9,000              5,000
  Other financing costs                                                        (123)                --
                                                                           --------           --------

Net cash provided by financing activities                                     8,877              5,000
                                                                           --------           --------

Net increase in cash                                                          6,725                442
Cash at the beginning of the period                                           4,796              1,687
                                                                           --------           --------

Cash at the end of the period                                              $ 11,521           $  2,129
                                                                           ========           ========

Supplemental disclosure of cash flow
information:
  Interest paid during the period                                          $  4,451           $    883
                                                                           ========           ========

  Income taxes paid during the period                                      $    589           $  3,323
                                                                           ========           ========

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

                              MARSHALL INDUSTRIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  GENERAL
----------------

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in the Company's annual report on Form 10-K for the year ended May 31, 1998.

In the opinion of the Company, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position as of August 31, 1998 and the results of its operations and its cash flows for the three month period ended August 31, 1998.

NOTE 2:  ACCOUNTING POLICIES
----------------------------

Reference is made to Note 1 of the Notes to the Consolidated Financial Statements in the Company's annual report on Form 10-K for the year ended May 31, 1998 for the summary of significant accounting policies.

NOTE 3: EARNINGS PER SHARE AND CAPITAL STRUCTURE
------------------------------------------------

In the third quarter of fiscal 1998, the Company adopted SFAS No. 128, which establishes standards for computing and presenting earnings per share. As a result, earnings per share for the first quarter of fiscal 1998 have been restated as indicated below. Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding during each year. The computation of diluted earnings per share further assumes the dilutive effect of stock options. The adoption of SFAS No. 128 did not result in changing earnings per share.

The following is a calculation of earnings per share for the three months ended August 31 (in thousands, except per share amounts):

                                                     1998                           1997
                                         ----------------------------   ----------------------------
                                                            Per-Share                      Per-Share
                                         Income    Shares    Amount     Income    Shares    Amount
                                         -------   ------   ---------   -------   ------   ---------
Basic earnings per share:
   Net income                             $7,870   16,616        $.47    $9,260   16,616        $.56

Diluted earnings per share:
Dilutive effect of exercise of
 options outstanding                           -       85                     -      188
                                          ------   ------        ----    ------   ------        ----
Net income                                $7,870   16,701        $.47    $9,260   16,804        $.55
                                          ======   ======        ====    ======   ======        ====



NOTE 4: INVESTMENT IN SERIAL SYSTEM, LTD.
-----------------------------------------

In April 1998, the Company purchased 17,814,138 shares (comprising approximately 9%) of the common stock of Serial System, Ltd. ("Serial"), an electronic components distributor based in Singapore, the shares of which are traded on the Stock Exchange of Singapore. The purchase price for the shares, which were newly issued shares, was $7.2 million. The investment in Serial has been adjusted by $5.7 million as of August 31, 1998 due to the market decline of Serial's common stock and the decline of the Singapore dollar to the U.S. dollar. The Company did not record a tax benefit as a result of this adjustment.

                              MARSHALL INDUSTRIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS



The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in the Company's Consolidated Income
Statements:


                                      THREE
                                  MONTHS ENDED
                                   AUGUST 31,
                                 ---------------
                                  1998     1997
                                 -----    -----
Net sales                        100.0%   100.0%

Cost of sales                     84.2     84.4
                                 -----    -----

Gross profit                      15.8     15.6

Selling, general and
  administrative expenses         11.8     10.5
                                 -----    -----

Income from operations             4.0      5.1

Interest expense
  and other - net                   .9       .2
                                 -----    -----

Income before provision for
 income taxes                      3.1      4.9

Provision for income taxes         1.4      2.0
                                 -----    -----

Net income                         1.7%     2.9%
                                 =====    =====


THREE MONTH PERIODS ENDED AUGUST 31, 1998 AND AUGUST 31, 1997:

The Company's net sales increased by $136.5 million or 42% for the first quarter of fiscal 1999 as compared to the same period a year ago. The Company's results included those of Sterling, which was acquired on January 16, 1998. Sterling's net sales accounted for $91.7 million of the increase. The Company's net sales for the first quarter of fiscal 1999 set a Company record in quarterly sales, even without the inclusion of Sterling's net sales. Despite the record sales for the quarter, general industry conditions, however, remain difficult due to an excess supply of many products, which has resulted in significant pricing and margin pressures, and a continuing softness in customer demand.

The operating results for the first quarter of fiscal 1999 benefited from the shipments of some large value-added orders for a major customer through its contract manufacturer. Partly due to the timing of product introductions and some seasonal characteristics of the products, the order levels for this customer will be significantly lower in future quarters.

Excluding the net sales from Sterling, most of the Company's other major products, particularly microprocessors, recorded higher sales volumes for the first quarter of fiscal 1999, as compared to last year. The exceptional sales of microprocessors was primarily due to the strong demand and increased availability of such products, and a special purchase of some end-of-production products from one of the Company's major suppliers. There is no assurance that such special purchases will be available in future periods. Sales of microprocessors increased by $27.7 million for the first quarter of fiscal 1999, as compared to last year. The continuing decline in the sales of "DRAMs" partially offset the increases in the Company's sales for the first quarter of fiscal 1999, as compared to last fiscal year. Excluding the operating results from Sterling, the sales of DRAMs decreased by $20.2 million for the first quarter of fiscal 1999, as compared to fiscal 1998. This decrease in DRAM sales is primarily due to the continuing declines in the unit pricing of such products.

Despite the continuing competitive market pressures affecting many of the products the Company sells, net margins for the first quarter of fiscal 1999 increased slightly to 15.8% as compared to fiscal 1998 at 15.6%. This was primarily due to the significant decline in the sales of DRAMs, which are lower margin products, as compared to the Company's other major products, and the inclusion of Sterling's sales, which have relatively higher margins, due to differences in product and customer mix.

Selling, general and administrative ("SG&A") expenses increased by $20.3 million for the first quarter of fiscal 1999, as compared to the same period of a year ago. Excluding Sterling's SG&A expenses of $15.0 million, the Company's SG&A expenses increased by $5.3 million for the first quarter of fiscal 1999 compared to last year. Salary adjustments and staffing increases in areas such as product management and information technology resulted in higher salary costs of $1.6 million for the first quarter of fiscal 1999 as compared to the prior year. In addition, approximately $0.8 million in goodwill amortization expense relating to the Sterling acquisition was incurred in the first quarter of fiscal 1999. The balance of the increase in the Company's SG&A expenses for current periods reported, as compared to last year, was mainly to service the higher sales volumes and costs of consolidating Sterling's warehousing operations.

The increase in net interest expense to $4.2 million in the first quarter of fiscal 1999 as compared to $0.8 million for the last fiscal year was primarily due to bank borrowings incurred for the acquisition of Sterling and higher levels of borrowings to support increases in inventories and receivables from the increased sales volumes.

The Company's sources of liquidity at August 31, 1998 consisted principally of working capital of $453.1 million and net borrowings under the Company's bank credit facility of $325 million, of which $262 million in borrowings were outstanding at August 31, 1998. Under the terms of the bank facility, quarterly amortization payments are required beginning in the third quarter of fiscal 1999, which would result in full payment by the year 2002. The total amortization payment due in fiscal 1999 is $7.5 million. The Company believes that its working capital, borrowing capabilities and additional funds expected to be generated from operations for the remainder of the year should be sufficient to finance its anticipated operating requirements.

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

                                  PART II


ITEM 2.  CHANGES IN SECURITIES
------------------------------

None



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted to a vote of the shareholders during the quarter for which this report is filed.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits


     27 Financial Data Schedule.


(b) Form 8-K dated June 5, 1998 (Item 7) regarding Amended and Restated Bylaws of Marshall Industries.


                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  MARSHALL INDUSTRIES


                                               /s/ Henry W. Chin
October 14, 1998                               ------------------------------
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