Form 10-Q
period 1998-11-30
MARSHALL INDUSTRIES
filed 1999-01-13
CIK 62765

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

               [X] QUARTERLY REPORT UNDER SECTION 13 or 15 (d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended November 30, 1998

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

Common Stock outstanding by class as of November 30, 1998

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


Yes    X     No _____
     -----

                              MARSHALL INDUSTRIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (000's Omitted)

                                    ASSETS
                                    ------

                                       November 30,     May 31,
                                          1998           1998
                                       (Unaudited)     (Audited)
                                        ----------      --------
Current Assets:
 Cash                                   $  1,916         $  4,796
 Receivables - net                       222,969          212,956
 Inventories                             365,959          387,655
 Deferred income tax benefits             22,873           22,872
 Prepaid income taxes                         --            8,613
 Prepaid expenses                          4,592            4,851
                                        --------         --------
Total Current Assets                     618,309          641,743
                                        --------         --------
Property, Plant and Equipment, net
 of accumulated depreciation and
 amortization of $59,629 at
 November 30, 1998 and $57,099
 at May 31, 1998                          43,749           45,856

Investments                               43,746           43,486

Goodwill - net                           119,239          120,744

Other Assets - net                         4,292            1,995
                                        --------         --------
Total Assets                            $829,335         $853,824
                                        ========         ========

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT
                   ----------------------------------------

Current Liabilities:
  Current portion of long-term debt     $ 15,000         $  7,500
  Accounts payable and accrued
    expenses                             202,445          198,647
  Income taxes payable                       743               --
                                        --------         --------
Total Current Liabilities                218,188          206,147
                                        --------         --------
Long-Term Debt                           195,000          245,500

Deferred Income Tax Liabilities            1,738            1,738

Accumulated other comprehensive loss      (3,169)          (3,869)
Shareholders' Investment                 417,578          404,308
                                        --------         --------
Total Liabilities and
Shareholders' Investment                $829,335         $853,824
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
                                  -----------

                                                         Three Months Ended                   Six Months Ended
                                                             November 30,                        November 30,
                                                             ------------                        ------------
                                                       1998                1997             1998              1997
                                                       ----                ----             ----              ----
Net sales                                            $435,470            $351,212         $896,349          $675,635
  Cost of sales                                       368,066             299,367          756,089           573,069
                                                     --------            --------         --------          --------

Gross profit                                           67,404              51,845          140,260           102,566
   Selling, general and
   administrative expenses                             52,491              35,214          106,791            69,167
                                                     --------            --------         --------          --------

Income from operations                                 14,913              16,631           33,469            33,399
   Interest expense (income)
     and other--net                                     4,856                 417            9,010             1,165
                                                     --------            --------         --------          --------

Income before income taxes
and extraordinary gain                                 10,057              16,214           24,459            32,234
   Provision for income taxes                           4,656               6,795           11,189            13,555
                                                     --------            --------         --------          --------

Income before extraordinary gain                        5,401               9,419           13,270            18,679

Extraordinary gain from
 termination of joint venture
(Net of income taxes of
$10,535)                                                   --              14,615               --            14,615
                                                     --------            --------         --------          --------

Net income                                           $  5,401            $ 24,034         $ 13,270          $ 33,294
                                                     ========            ========         ========          ========

Income per share before
   extraordinary gain                                $    .32            $    .56         $    .79          $   1.11
Extraordinary gain per share                               --                 .87               --               .87
                                                     --------            --------         --------          --------

Net income per share                                 $    .32            $   1.43         $    .79          $   1.98
                                                     ========            ========         ========          ========

Average number of shares
  outstanding                                          16,719              16,813           16,710            16,809
                                                     ========            ========         ========          ========

The accompanying notes are an integral part of these condensed consolidated income statements.

                              MARSHALL INDUSTRIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (000's omitted)

                                                                                      SIX MONTHS ENDED
                                                                                         NOVEMBER 30,
                                                                                       ----------------
                                                                                       1998        1997
                                                                                       ----        ----
Cash flows from operating activities:
   Net income                                                                        $ 13,270    $ 33,294
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Extraordinary gain from termination of joint venture,
      net of income taxes                                                                  --     (14,615)
      Depreciation and amortization                                                     6,380       4,208
      Net decrease in current assets and liabilities                                   25,096       3,304
      Interest accrued on note receivable                                                  --        (172)
      Other operating activities                                                           92         (43)
                                                                                     --------    --------
Net cash provided by operating activities                                              44,838      25,976

Cash flows from investing activities:
  Net proceeds from termination of joint venture                                           --      14,615
  Capital expenditures                                                                 (3,950)     (4,906)
  Capital disposals                                                                     1,935          --
  Other investing activities                                                           (2,587)         --
                                                                                     --------    --------
Net cash provided by (used for) investing activities                                   (4,602)      9,709

Cash flows from financing activities:
   Net repayments under bank lines of credit                                          (43,000)    (32,000)
   Other                                                                                 (116)         --
                                                                                     --------    --------
Net cash used for financing activities                                                (43,116)    (32,000)
                                                                                     --------    --------
Net increase (decrease)in cash                                                         (2,880)      3,685
Cash at the beginning of the period                                                     4,796       1,687
                                                                                     --------    --------
Cash at the end of the period                                                        $  1,916    $  5,372
                                                                                     ========    ========
Cash payments during the six months for the following:

   Interest                                                                          $  8,769    $  1,409
                                                                                     ========    ========
   Income taxes                                                                      $  1,833    $ 24,259
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

In the opinion of the Company, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position as of November 30, 1998 and the results of its operations for the three and six month periods and its cash flows for the six month periods ended November 30, 1998 and 1997.

Certain prior year amounts have been reclassed to conform with the fiscal 1999 presentation.



NOTE 2:  ACCOUNTING POLICIES
----------------------------

Reference is made to Note 1 of Notes to Consolidated Financial Statements in the Company's annual report on Form 10-K for the summary of significant accounting policies.



NOTE 3: EARNINGS PER SHARE AND CAPITAL STRUCTURE
------------------------------------------------

In fiscal 1998, the Company adopted SFAS No. 128, which establishes standards for computing and presenting earnings per share. As a result, earnings per share for the first and second quarters of fiscal 1998 have been restated as indicated below. Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding during each year. The computation of diluted earnings per share further assumes the dilutive effect of stock options. The adoption of SFAS No. 128 increased earnings per share by $.01 for the three months and six months ended November 30, 1997.

The following is a calculation of earnings per share for the three months ended November 30 (in thousands, except per share amounts):

                                                        1998                           1997
                                            ----------------------------   -----------------------------
                                                                   Per-                            Per-
                                                                  Share                           Share
                                            Income    Shares      Amount    Income    Shares      Amount
                                            ------    ------      ------    ------    ------      ------
Basic earnings per share:
   Income before extraordinary gain          $5,401   16,616        $.33    $ 9,419   16,616       $ .57
   Extraordinary gain                            --       --          --     14,615       --         .88
                                             ------   ------        ----    -------   ------       -----
   Net income                                $5,401   16,616        $.33    $24,034   16,616       $1.45
                                             ======   ======        ====    =======   ======       =====

Diluted earnings per share:
   Income before extraordinary gain          $5,401   16,616          --    $ 9,419   16,616          --
   Dilutive effect of exercise of
    options outstanding                          --      103          --         --      197          --
                                             ------   ------        ----    -------   ------       -----
   Income before extraordinary gain          $5,401   16,719        $.32    $ 9,419   16,813       $ .56
   Extraordinary gain                            --       --          --     14,615       --         .87
                                             ------   ------        ----    -------   ------       -----
   Net income                                $5,401   16,719        $.32    $24,034   16,813       $1.43
                                             ======   ======        ====    =======   ======       =====


The following is a calculation of earnings per share for the six months ended November 30 (in thousands, except per share amounts):

                                                        1998                            1997
                                            -----------------------------   -----------------------------
                                                                   Per-                             Per-
                                                                   Share                           Share
                                             Income    Shares      Amount    Income    Shares      Amount
                                             ------    ------      ------    ------    ------      ------
Basic earnings per share:
   Income before extraordinary gain          $13,270   16,616        $.80    $18,679   16,616       $1.12
   Extraordinary gain                             --       --          --     14,615       --         .88
                                             -------   ------        ----    -------   ------       -----
   Net income                                $13,270   16,616        $.80    $33,294   16,616       $2.00
                                             =======   ======        ====    =======   ======       =====

Diluted earnings per share:
   Income before extraordinary gain          $13,270   16,616          --    $18,679   16,616          --
   Dilutive effect of exercise of
    options outstanding                           --       94          --         --      193          --
                                             -------   ------        ----    -------   ------       -----
   Income before extraordinary gain          $13,270   16,710        $.79    $18,679   16,809       $1.11
   Extraordinary gain                             --       --          --     14,615       --         .87
                                             -------   ------        ----    -------   ------       -----
   Net income                                $13,270   16,710        $.79    $33,294   16,809       $1.98
                                             =======   ======        ====    =======   ======       =====

Options to purchase 1,219,545 shares of common stock at option prices ranging from $27.875 to $35.875 per share were outstanding as of November 30, 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the shares for the three months and six months ended

November 30, 1998. The options expire on dates ranging from June, 2000 through November, 2017.


NOTE 4: INVESTMENT IN SERIAL SYSTEM, LTD.
-----------------------------------------

The Company's investment in Serial Systems, LTD., the shares of which are traded on the Stock Exchange of Singapore, is recorded at fair market value. The investment in Serial of $7.2 million has been reduced by $3.3 million as of November 30, 1998, which was charged to Shareholders' Investment, due to the market declines of Serial's common stock and the Singapore dollar to the U.S. dollar. The Company did not record a tax benefit as a result of this adjustment.



NOTE 5:  COMPREHENSIVE INCOME
-----------------------------

The Company recognized comprehensive income which consisted of net income, unrealized foreign currency translation gain (loss) and unrealized gain on securities available for trade as follows (in thousands):


                                      THREE MONTHS ENDED    SIX MONTHS ENDED
                                         NOVEMBER 30,         NOVEMBER 30,
                                      ------------------   ------------------

                                         1998      1997      1998      1997
                                         ----      ----      ----      ----
Net income                              $5,401   $24,034   $13,270   $33,294

Foreign currency translation
  gain (loss)                              671       921       404      (389)

Unrealized gain on
  securities available for trade         2,212        --       296        --
                                        ------   -------   -------   -------

Comprehensive income                    $8,284   $24,955   $13,970   $32,905
                                        ======   =======   =======   =======

                              MARSHALL INDUSTRIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                            THREE MONTHS ENDED     SIX MONTHS ENDED
                                               NOVEMBER 30,          NOVEMBER 30,
                                               ------------          ------------

                                               1998       1997       1998      1997
                                              -----      -----      -----     -----
Net sales                                     100.0%     100.0%     100.0%    100.0%

Cost of sales                                  84.5       85.2       84.4      84.8
                                              -----      -----      -----     -----

Gross profit                                   15.5       14.8       15.6      15.2

Selling, general and
  administrative expenses                      12.1       10.1       11.9      10.2
                                              -----      -----      -----     -----

Income from operations                          3.4        4.7        3.7       5.0

Interest expense and other-net                  1.1         .1        1.0        .2
                                              -----      -----      -----     -----

Income before provision for
  income taxes and extraordinary gain           2.3        4.6        2.7       4.8

Provision for income taxes                      1.1        1.9        1.2       2.0
                                              -----      -----      -----     -----

Income before extraordinary gain                1.2        2.7        1.5       2.8

Extraordinary gain                               --        4.1         --       2.1
                                              -----      -----      -----     -----

Net income                                      1.2%       6.8%       1.5%      4.9%
                                              =====      =====      =====     =====

THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 1998 AND 1997

The Company's net sales increased by $84 million or 24% to $435 million and $221 million or 33% to $896 million for the three and six months ended November 30, 1998, respectively, as compared to the same periods of the prior year. The Company's results included Sterling Electronics ("Sterling") which was acquired on January 16, 1998. Sterling's net sales accounted for $90 million and $181 million of the increase for the three and six months ended November 30, 1998, respectively.

Excluding Sterling's net sales, the Company's net sales decreased by $6 million for the second quarter of fiscal 1999, and increased by $40 million for the six months ended November 30, 1998, as compared to the prior year. The Company's net sales for fiscal 1999 benefited from a substantial increase in the sales of microprocessors. The sales of such products increased by $41 million and $69 million for the second quarter and first six months of fiscal 1999, respectively, as compared to last year. The exceptional sales of microprocessors were primarily due to the strong demand and increased availability of such products, and special purchases of some end-of-production products from one of the Company's major suppliers. There is no assurance that such special purchases will be available in future periods. Sales of microprocessors accounted for approximately 15% and 14% of the Company's sales for the three and six months ended November 30, 1998, respectively, as compared to approximately 6% and 9% for the same periods, respectively, of a year ago.

The increases in microprocessor sales, however, were partially offset by declines in DRAM sales of $26 million and $46 million for the second quarter and first six months of fiscal 1999, respectively, compared to the prior year. The decrease in DRAM sales is primarily due to the continuing declines in the unit pricing of such products. The Company's DRAM sales have also been impacted by a reduction in the volume of products made available to the distributor network by some major suppliers due to pricing, profitability and in recent months, supply considerations. Sales of DRAMs accounted for approximately 4% of the Company's net sales for both the three and six month periods ended November 30, 1998, as compared to approximately 12% for the same periods of a year ago.

The operating results for the first quarter of fiscal 1999 benefited from the shipments of some large value-added orders for a major customer through its contract manufacturer. Partly due to the timing of product introductions and some seasonal characteristics of the finished end products, the order levels for this customer were significantly lower in the second quarter of fiscal 1999.

Additionally, the Company's net sales for the three months ended November 30, 1998 were adversely affected by weak customer demand toward the latter part of the quarter.

Despite the continuing competitive market pressures affecting many of the products the Company sells, net margins for the second quarter of fiscal 1999 increased to 15.5% as compared to fiscal 1998 at 14.8%, and to 15.6% for the first six months of fiscal 1999 as compared to fiscal 1998 at 15.2%. This was primarily due the inclusion of Sterling's sales, which have relatively higher margins due to differences in product and customer mix and to the significant decline in the sales of DRAMs, which are lower margin products, as compared to the Company's other major products. This improvement in gross margin was partially offset by the increase in the sales of microprocessors in fiscal 1999, which are generally low margin products for distributors.

Selling, general, and administrative expenses ("SG&A") increased by $17.3 million and $37.6 million for the second quarter and first six months of fiscal 1999, respectively, as compared to fiscal 1998. Excluding Sterling's SG&A expenses of $15.3 million and $31.8 million for the second quarter and first six months of fiscal 1999, the Company's SG&A expenses increased by $2.0 million and $5.8 million for the second quarter and first six months of fiscal 1999, respectively, as compared to the prior year. Salary adjustments and staffing increases in areas such as product management and information technology resulted in higher salary costs of $1.8 million and $3.6 million for the second quarter and first six months of fiscal 1999, respectively, as compared to the prior year. In addition, approximately $0.8 million and $1.5 million in goodwill amortization expense relating to the Sterling acquisition was incurred in the second quarter and first six months of fiscal 1999, respectively. The balance of the increase in the Company's SG&A expenses for current periods reported, as compared to last year, was mainly to service the higher sales volumes. The Sterling expenses included the costs of consolidating the warehousing operations and the integration of the automated warehousing equipment to the Company's operating systems. These costs were $0.7 million and $1.8 million for the second quarter and first six months of fiscal 1999, respectively.

The increase in net interest expense to $3.9 million and $8.5 million in the second quarter and first six months of fiscal 1999, as compared to $0.4 million and $1.2 million for the same periods in the last fiscal year was primarily due to bank borrowings incurred for the acquisition of Sterling. Additionally, the Company had higher levels of borrowings to support increases in inventories and receivables related to the higher levels of sales volumes during the first quarter, as compared to the second quarter of fiscal 1999.

"Interest expense and other-net" includes the amortization of goodwill associated with the Company's investment in the Sonepar Electronique

International ("SEI") companies, along with the Company's pro-rata share of SEI's net income or loss. Such amounts were $1.0 million and $0.5 million in net expenses for the three and six months ended November 30,1998, respectively. The net amortization of goodwill and the Company's share of SEI's net operating results were not material in fiscal 1998. SEI's operating results for fiscal 1998 and 1999 have been negatively impacted by the difficult market conditions in the industry.

In October 1998, the Company was notified by Xilinx that it would be terminating its distribution agreement with the Company effective December 31, 1998. Xilinx, which supplies mostly field programmable logic products, represented approximately 5% of the Company's consolidated sales for the three months and six months ended November 30, 1998. The Company has a strategy of adding new suppliers to increase and enhance its product offerings. Since early fiscal 1999, the Company has signed distributor agreements with three new major suppliers: Berg Electronics, Inc., Micron Technology Products, and Vishay Intertechnology, Inc. Subsequent to November 30, 1998, two other major suppliers, Maxim Integrated Products and Lucent Technologies, Inc., which is considered a leading supplier of field programmable logic products, awarded the Company distributor agreements to sell their products. The Company believes that the additional sales from these new suppliers, once fully launched, will offset most of the sales lost by the Xilinx termination. During the transition period, however, the Company expects that quarterly operating results may be adversely impacted.

The Company's sources of liquidity at November 30, 1998 consisted principally of working capital of $400 million and available borrowings under the Company's bank credit facility. As of November 30,1998 there were $210 million in borrowings outstanding under the Company's $325 million bank credit facility. Under the terms of the bank facility, quarterly amortization payments are required beginning in the third quarter of fiscal 1999, which would result in full payment by the year 2002. The total amortization payment due in fiscal 1999 is $7.5 million. The Company believes that its working capital, borrowing capabilities and additional funds generated from operations for the remainder of the year should be sufficient to finance its anticipated operating requirements.

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

The Annual Meeting of Shareholders of Marshall Industries was held on October 20, 1998.

The following matters were acted upon at the meeting:

1.  ELECTION OF DIRECTORS.

All of the incumbent Directors of the Company were re-elected to serve as Directors until the next Annual Meeting of Shareholders and until their successors are elected and qualified. The vote was as follows:

                           Votes       Votes      Abstentions/
Directors                   For       Against   Broker Non-Votes
---------                   ---       -------   ----------------

Gordon S. Marshall       14,491,126      0            13,069
Robert Rodin             14,496,122      0             8,073
Richard D. Bentley       13,791,516      0           712,679
Richard C. Colyear       13,795,364      0           708,831
Jean Fribourg            13,795,508      0           708,687
Lathrop Hoffman          13,793,364      0           710,831
Jose Menendez            13,060,338      0         1,443,857
Raymond G. Rinehart      13,793,880      0           710,315
Howard C. White          13,795,264      0           708,931

There were 16,616,364 shares outstanding as of the record date of August
24,1998.

2.   RATIFICATION OF APPOINTMENT OF AUDITORS.

The appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending May 31, 1999 was ratified by the following vote:

For:   14,491,414      Against:   2,758
Abstentions/Broker Non-Votes:    10,023

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



                                               MARSHALL INDUSTRIES



                                     /s/ Henry W. Chin
January 13, 1999                     ______________________________
                                     Henry W. Chin
                                     Vice President, Finance and
                                       Chief Financial Officer
                                     (Mr. Chin is the principal
                                     financial officer and is
                                     duly authorized to sign for
                                     the Company)