Form 10-Q
period 1999-02-28
MARSHALL INDUSTRIES
filed 1999-04-14
CIK 62765

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X]  QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended February 28, 1999

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

Common Stock outstanding by class as of February 28, 1999

Common Stock  16,616,364 shares

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  [X]     No  [ ]

                               MARSHALL INDUSTRIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (000's Omitted)


                                            ASSETS

                                                   February 28,         May 31,
                                                      1999               1998
                                                   ------------       ----------
                                                   (Unaudited)        (Audited)
Current Assets:
  Cash and cash equivalents                         $   2,881         $   4,796
  Receivables - net                                   218,537           212,956
  Inventories                                         345,277           387,655
  Deferred income tax benefits                         22,873            22,872
  Prepaid income taxes                                    896             8,613
  Prepaid expenses                                      4,426             4,851
                                                    ---------         ---------

Total Current Assets                                  594,890           641,743
                                                    ---------         ---------

Property, Plant and Equipment, net
  of accumulated depreciation and
  amortization of $61,139 at
  February 28, 1999 and $57,099
  at May 31, 1998                                      41,411            45,856

Investments                                            42,688            43,486

Goodwill - net                                        118,602           120,744

Other Assets - net                                      4,202             1,995
                                                    ---------         ---------

Total Assets                                        $ 801,793         $ 853,824
                                                    =========         =========

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Current portion of long-term debt                 $  16,250         $   7,500
  Accounts payable and accrued
    expenses                                          198,345           198,647
                                                    ---------         ---------
 Total Current Liabilities                            214,595           206,147
                                                    ---------         ---------

Long-Term Debt                                        168,000           245,500

Deferred Income Tax Liabilities                         1,738             1,738

Shareholders' Investment                              420,282           404,308
Accumulated other comprehensive loss                   (2,822)           (3,869)
                                                    ---------         ---------


Total Liabilities and
Shareholders' Investment                            $ 801,793         $ 853,824
                                                    =========         =========

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                               MARSHALL INDUSTRIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                      (000's Omitted Except Per Share Data)
                                   (Unaudited)

                                              Three Months Ended            Nine Months Ended
                                                  February 28,                 February 28,
                                          -------------------------     -------------------------
                                             1999           1998           1999           1998
                                          ----------     ----------     ----------     ----------
Net sales                                 $  393,164     $  368,112     $1,289,513     $1,043,747
  Cost of sales                              333,023        309,431      1,089,113        882,500
                                          ----------     ----------     ----------     ----------

Gross profit                                  60,141         58,681        200,400        161,247
   Selling, general and
   administrative expenses                    48,792         43,032        155,583        112,199
                                          ----------     ----------     ----------     ----------

Income from operations                        11,349         15,649         44,817         49,048
   Interest expense and other--net             5,129          1,902         14,139          3,067
                                          ----------     ----------     ----------     ----------

Income before income taxes and
   extraordinary gain                          6,220         13,747         30,678         45,981
   Provision for income taxes                  3,515          5,740         14,704         19,295
                                          ----------     ----------     ----------     ----------

Income before extraordinary gain               2,705          8,007         15,974         26,686

Extraordinary gain from termination
  of joint venture (Net of income
  taxes of $10,535)                               --             --             --         14,615
                                          ----------     ----------     ----------     ----------

Net income                                $    2,705     $    8,007     $   15,974     $   41,301
                                          ==========     ==========     ==========     ==========

Earnings per share (basic):
Income per share before
   extraordinary gain                     $      .16     $      .48     $      .96     $     1.61
Extraordinary gain per share                      --             --             --            .88
                                          ----------     ----------     ----------     ----------

Net income per share                      $      .16     $      .48     $      .96     $     2.49
                                          ==========     ==========     ==========     ==========

Earnings per share (diluted):
Income per share before
   extraordinary gain                     $      .16     $      .48     $      .96     $     1.59
Extraordinary gain per share                      --             --             --            .87
                                          ----------     ----------     ----------     ----------

Net income per share                      $      .16     $      .48     $      .96     $     2.46
                                          ==========     ==========     ==========     ==========


Average number of shares outstanding:
   Basic                                      16,616         16,616         16,616         16,616
                                          ==========     ==========     ==========     ==========
   Diluted                                    16,684         16,720         16,703         16,767
                                          ==========     ==========     ==========     ==========

The accompanying notes are an integral part of these condensed consolidated income statements.

                               MARSHALL INDUSTRIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (000's omitted)

                                                                 NINE MONTHS ENDED
                                                                   FEBRUARY 28,
                                                             ------------------------
                                                                1999           1998
                                                             ---------      ---------
Cash flows from operating activities:
     Net income                                              $  15,974      $  41,301
     Adjustments to reconcile net income
     to net cash provided by operating activities:
         Extraordinary gain from termination
           of joint venture, net of income taxes                    --        (14,615)
         Loss on equity investments                                768             --
         Depreciation and amortization                           9,648          6,521
         Net decrease in current assets and liabilities         44,641         15,417
         Interest accrued on note receivable                        --           (172)
         Deferred income tax benefit                                --         (1,186)
         Other operating activities                                379            199
                                                             ---------      ---------

Net cash provided by operating activities                       71,410         47,465

Cash flows from investing activities:
  Cash consideration paid for acquired business                     --       (174,460)
  Net proceeds from termination of joint venture                    --         14,615
  Capital expenditures                                          (5,233)       (10,967)
  Capital disposals                                              1,973             --
  Proceeds from sale of Marsh assets                             1,826             --
  Other investing activities                                    (3,026)            --
                                                             ---------      ---------
Net cash used for investing activities                          (4,460)      (170,812)

Cash flows from financing activities:
     Net repayments under bank lines of credit                 (65,000)        45,251
     Net borrowings (repayments) of other long-term debt        (3,750)        79,761
     Capitalized financing costs                                    --         (1,384)
     Other                                                        (115)            --
                                                             ---------      ---------
Net cash provided by (used for) financing activities           (68,865)       123,628
                                                             ---------      ---------

Net increase (decrease)in cash and cash equivalents             (1,915)           281
Cash at the beginning of the period                              4,796          1,687
                                                             ---------      ---------
Cash and cash equivalents at the end of the period           $   2,881      $   1,968
                                                             =========      =========

Cash payments during the nine months for the following:
     Interest                                                $  12,256      $   1,599
                                                             =========      =========
     Income taxes                                            $   6,987      $  35,891
                                                             =========      =========

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

In the opinion of the Company, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position as of February 28, 1999 and the results of its operations for the three and nine month periods and its cash flows for the nine month periods ended February 28, 1999 and 1998.

Certain prior year amounts have been reclassified to conform with the fiscal 1999 presentation.


NOTE 2: ACCOUNTING POLICIES

Reference is made to Note 1 of Notes to Consolidated Financial Statements in the Company's annual report on Form 10-K for the summary of significant accounting policies.


NOTE 3: CASH & CASH EQUIVALENTS

The Company's presentation of cash includes cash equivalents. Cash equivalents are defined as short-term investments with maturity dates of ninety days or less at time of purchase. The carrying amount reported in the balance sheet approximates fair value.


NOTE 4: EARNINGS PER SHARE AND CAPITAL STRUCTURE

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") during fiscal 1998. Under the new standard, basic earnings per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution; diluted earnings per share reflects potential dilution from the exercise or conversion of securities into common stock. The number of dilutive securities for the third quarters of fiscal years 1999 and 1998 amounted to 68,000 shares and 104,000 shares, respectively, and for the nine-month periods ended February 28, 1999 and 1998 amounted to 87,000 shares and 151,000 shares, respectively, related to stock options.

Options to purchase 1,474,545 shares and 1,209,545 shares of common stock at option prices ranging from $23.375 to $35.875 per share were outstanding as of February 28, 1999, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the shares for the three months and nine months ended February 28, 1999, respectively. The options expire on dates ranging from June, 2000 through November, 2017.

NOTE 5: COMPREHENSIVE INCOME

During fiscal 1999 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") which requires disclosure of comprehensive income defined as the aggregate change in shareholders' equity excluding changes in ownership interests. The Company recognized comprehensive income, which consisted of net income, unrealized foreign currency translation loss and unrealized gain on Serial System, Ltd., as follows (in thousands):


                            THREE MONTHS ENDED          NINE MONTHS ENDED
                               FEBRUARY 28,               FEBRUARY 28,
                          ----------------------     ----------------------
                            1999          1998         1999          1998
                          --------      --------     --------      --------
Net income                $  2,705      $  8,007     $ 15,974      $ 41,301

Foreign currency
  translation loss            (791)            9         (382)         (380)

Unrealized gain on
  Serial Systems, LTD        1,133            --        1,429            --
                          --------      --------     --------      --------
Comprehensive income      $  3,047      $  8,016     $ 17,021      $ 40,921
                          ========      ========     ========      ========

NOTE 6: INVESTMENT IN SERIAL SYSTEM, LTD.

The Company's investment in Serial Systems, LTD., the shares of which are traded on the Stock Exchange of Singapore, is recorded at fair market value. The investment in Serial of $7.2 million has been reduced by $2.5 million as of February 28, 1999, which was charged to Shareholders' Investment, due to the market declines of Serial's common stock and the Singapore dollar to the U.S. dollar. The net adjustments since June 1, 1998 are included in the net credits to the comprehensive income described in Note 5. The Company did not record a tax benefit as a result of these adjustments.

NOTE 7: INVESTMENTS

The investments balance includes net goodwill of $29 million associated with the Company's investment in Eurotronics B.V., which is being amortized over a period of 30 years to the year 2026.


NOTE 8: INTEREST RATE SWAP AGREEMENTS

In March, 1999, the Company reduced the notional amount of its interest swap agreements by $50 million. The agreements are accounted for as hedge instruments and the fees related to this reduction were not material. After this reduction, the Company has interest swap agreements, aggregating $100 million, with four banks that expire in January, 2003 where the Company agrees to exchange at monthly and quarterly intervals the difference between the Company's floating rate interest obligations with fixed pay rates ranging from 5.670% to 5.775%. Under the terms of one of the agreements with a notional amount of $25 million, the bank on January, 2002 can elect not to extend the agreement to its expiration date of January 2003.

NOTE 9: LITIGATION

In February, 1999, a lawsuit was filed against the Company under the private citizen enforcement provisions of the California Safe Drinking Water and Toxic Enforcement Act of 1986 or "Proposition 65," Cal. Health & Safety Code
Sections 25249.5-25249.13, and under the California Unfair Competition
Act, Cal. Bus. & Prof. Code Section 17200. The Plaintiff's complaint alleges that the Company sells or distributes soldering tools and equipment (e.g., soldering irons, pots and tips) and chemicals (e.g., cleaners, adhesives, fluxes) that expose users to lead and other chemicals known to the State of California to cause cancer and reproductive toxicity, without first providing users with a "clear and reasonable warning" as required by Proposition 65. The complaint seeks civil penalties of up to $2,500 per day for each violation of Proposition 65's warning requirement, restitution of the purchase price of goods sold without warnings, injunctive relief and attorneys' fees and costs. While the Company is the only named defendant, manufacturers, other distributors, retailers and employers who use or sell the products at issue are sued as unnamed "Doe" defendants in this lawsuit. Separate lawsuits against individual manufacturers have also been filed by the Plaintiff. The Company has filed an answer in which it issued a general denial of the allegations in the complaint and raised several affirmative defenses. Based on all facts currently available to it, the Company does not believe that this litigation will have a material adverse effect on the Company.

                               MARSHALL INDUSTRIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                                     FEBRUARY 28,           FEBRUARY 28,
                                                 ------------------      ------------------
                                                  1999        1998        1999        1998
                                                 ------      ------      ------      ------
Net sales                                         100.0%      100.0%      100.0%      100.0%

Cost of sales                                      84.7        84.1        84.5        84.6
                                                 ------      ------      ------      ------

Gross profit                                       15.3        15.9        15.5        15.4

Selling, general and administrative expenses       12.4        11.6        12.1        10.7
                                                 ------      ------      ------      ------

Income from operations                              2.9         4.3         3.4         4.7

Interest expense and other-net                      1.3          .5         1.1          .3
                                                 ------      ------      ------      ------

Income before provision for
  income taxes and extraordinary gain               1.6         3.8         2.3         4.4

Provision for income taxes                          0.9         1.6         1.1         1.8
                                                 ------      ------      ------      ------

Income before extraordinary gain                    0.7         2.2         1.2         2.6

Extraordinary gain                                   --          --          --         1.4
                                                 ------      ------      ------      ------

Net income                                          0.7%        2.2%        1.2%        4.0%
                                                 ======      ======      ======      ======

THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 1999 AND 1998

The Company's net sales increased by $25 million or 7% to $393 million and $246 million or 24% to $1,290 million for the three and nine months ended February 28, 1999, respectively, as compared to the same periods of the prior year. The Company's results included Sterling Electronics Corporation ("Sterling") which was acquired on January 16, 1998. Sterling accounted for $79 million and $260 million of net sales for the three and nine months ended February 28, 1999, respectively, as compared to $47 million from the date of acquisition to February 28, 1998.

Excluding Sterling's net sales, the Company's net sales decreased by $7 million for the third quarter of fiscal 1999, and increased by $33 million for the nine months ended February 28, 1999, as compared to the prior year. The Company's net sales for fiscal 1999 benefited from a substantial increase in the sales of microprocessors. The sales of such products increased by $20 million and $89 million for the third quarter and first nine months of fiscal 1999, respectively, as compared to last year. The exceptional sales of microprocessors were primarily due to the strong demand and increased availability of such products, and special purchases of some end-of-production products from one of the Company's major suppliers. There is no assurance that such special purchases will be available in future periods. Sales of microprocessors accounted for approximately 11% and 13% of the Company's sales for the three and nine months ended February 28, 1999, respectively, as compared to approximately 6% and 8% for the same periods of a year ago.

The increases in microprocessor sales, however, were partially offset by declines in DRAM sales of $12 million and $59 million for the three and nine-month periods ended February 28, 1999, respectively, as compared to the prior year. The decrease in DRAM sales is primarily due to the continuing declines in the unit pricing of such products. The Company's DRAM sales have also been impacted by a reduction in the volume of products made available to the distributor network by some major suppliers due to pricing, profitability and in recent months, supply considerations. Sales of DRAMs accounted for approximately 4% of the Company's net sales for both the three and nine-month periods ended February 28, 1999, as compared to approximately 7% and 10%, respectively, for the same periods of a year ago.

The Company's third quarter of fiscal 1999 net sales were also affected by the termination of the Xilinx product line effective December 31, 1998. The termination of the line accounted for approximately $10 million of the decrease in the Company's net sales for the third quarter of fiscal 1999, as compared to fiscal 1998.

In addition to the declines in DRAM and Xilinx sales, the Company experienced decreases in the sales of many of its major products for the third quarter of fiscal 1999 due to continuing market pressures on pricing and weaker customer demand.

The operating results for the nine months ended February 28, 1999 benefited from the shipments of some large value-added orders for a major customer through its contract manufacturer during the first quarter of fiscal 1999. Partly due to the timing of product introductions and some seasonal characteristics of the finished end products, the order levels for this customer were significantly lower in the second and third quarters of fiscal 1999.

Net margins for the third quarter of fiscal 1999 decreased to 15.3% from 15.9% for fiscal 1998. Net margins for the nine months ended February 28,1999 remained relatively unchanged. The net margins for both the three and nine month periods ended February 28, 1999 were impacted by the continuing market pressures affecting many of the products that the Company sells and the increase in the sales volume of microprocessors, which are lower margin products than other products sold by distributors, as compared to last year. This decrease on net margins was partially offset by the decline in the sales volume of DRAMS, which are lower margin products, in fiscal 1999, as compared to fiscal 1998, and the inclusion of Sterling sales. Due to differences in product and customer mix, Sterling's margins on sales are higher than those of Marshall.

Selling, general, and administrative expenses ("SG&A") increased by $5.8 million and $43.4 million for the third quarter and first nine months of fiscal 1999, respectively, as compared to fiscal 1998. Sterling's SG&A expenses totaled $13.2 million and $42.6 million for the third quarter and first nine months of fiscal 1999, as compared to $7.2 million from the date of acquisition to February 28, 1998. Excluding Sterling expenses, the Company's SG&A expenses were relatively unchanged for the third quarter of fiscal 1999, but increased by $8.0 million for the first nine months of fiscal 1999, as compared to the prior year. Salary adjustments and staffing increases in product management and information technology resulted in higher salary costs of $3.4 million for the first nine months of fiscal 1999 as compared to the prior year. In addition, approximately $0.8 million and $2.3 million in goodwill amortization expense relating to the Sterling acquisition was incurred in the third quarter and first nine months of fiscal 1999, respectively as compared to $0.4 million for the same periods in the prior year. The balance of the increase in the Company's SG&A expenses for the nine-month period ended February 28, 1999, as compared to last year, was mainly to service the higher sales volumes. The Sterling expenses for fiscal 1999 included the costs of consolidating the warehousing operations and the integration of the automated warehousing equipment to the Company's operating systems. This project was completed during the second quarter of fiscal 1999 and amounted to $1.9 million.

The increase in net interest expense to $3.7 million and $12.2 million in the third quarter and first nine months of fiscal 1999, as compared to $1.9 million and $3.1 million for the same periods in the last fiscal year was primarily due to bank borrowings incurred for the acquisition of Sterling. Additionally, the Company had higher levels of borrowings to support increases in inventories and receivables related to the higher levels of sales volumes during the first quarter, as compared to the second and third quarters of fiscal 1999. The

Company's interest expense would have been higher for the nine months to date in fiscal 1999 than the amounts recorded except for the significant declines in the Company's borrowing levels during the last two quarters.

"Interest expense and other-net" includes the amortization of goodwill associated with the Company's investment in the Sonepar Electronique International ("SEI") companies, along with the Company's pro-rata share of SEI's net income or loss. Such amounts were $1.4 million and $1.9 million in net expenses for the three and nine months ended February 28, 1999, respectively. The net amortization of goodwill and the Company's share of SEI's net operating results were not material in fiscal 1998. SEI's operating results for fiscal 1999 have been negatively impacted by the difficult market conditions in Europe.

As described elsewhere herein, the Company's net operating results for the periods reported included amortization of goodwill from the Sterling acquisition and SEI investment and the Company's pro-rata share of SEI's net income or loss. The higher than statutory Federal and state income tax rates used to record the tax expense in the periods reported is the result of the non-deductibility of these charges and credits.

The Company's distribution agreement with Xilinx was terminated effective December 31, 1998. Xilinx, which supplies mostly field programmable logic products, represented approximately 2% and 4% of the Company's consolidated sales for the three months and nine months ended February 28, 1999, respectively, as compared to 5% for the same periods in fiscal 1998. The Company has a strategy of adding new suppliers to increase and enhance its product offerings. Since early fiscal 1999, the Company has signed distributor agreements with three new major suppliers: Berg Electronics, Inc. (FCI/Berg Electronics, Inc.), Vishay Intertechnology, Inc., and Micron Semicondutor Products, Inc. In December 1998, the Company signed distributor agreements with two other major suppliers of semiconductor products, Maxim Integrated Products and Lucent Technologies, Inc., which is considered a leading supplier of field programmable logic products. The Company believes that the additional sales from these new suppliers, once fully launched, will offset most of the sales lost by the Xilinx termination. During the transition period, however, the Company expects that quarterly operating results may be adversely impacted.

The Company's sources of liquidity at February 28, 1999 consisted principally of working capital of $380 million and available borrowings under the Company's bank credit facility. As of February 28, 1999, there were $184 million in borrowings outstanding under the Company's $325 million bank credit facility. Under the terms of the bank facility, quarterly amortization payments are required beginning in the third quarter of fiscal 1999, which would result in full payment by the year 2002. The total amortization payment due in fiscal 1999 is $7.5 million, of which $3.75 million was paid in February, 1999. The Company believes that its working capital, borrowing capabilities and additional funds generated from operations for the remainder of the year should be sufficient to finance its anticipated operating requirements.

In August, 1998, the Company entered into an agreement, subsequently amended, to purchase an 8-acre property for $10.4 million in Milpitas, California for the construction of a new sales, marketing and distribution facility. Due to the difficult market conditions that the Company and industry are experiencing, the Company has decided to defer this expansion plan and will cancel this purchase agreement for the land.

To optimize its working capital and space requirements, the Company has sold three of its facilities with leaseback provisions of one and five years for two of the facilities. The cash proceeds of approximately $10 million from these transactions were received in the fourth quarter of fiscal 1999. The resulting gains, due to the leaseback of two of these facilities and the receipt of a one year note on one of the transactions, will not have a material impact on the Company's fourth quarter operating results.

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

DiPirro v. Marshall Industries and Does 1 through 1,000, Case No. H205535-2, was filed on February 1, 1999, in the Superior Court of California, Alameda County. Plaintiff brought this suit under the private citizen enforcement provisions of the California Safe Drinking Water and Toxic Enforcement Act of 1986 or "Proposition 65," Cal. Health & Safety Code Sections 25249.5-25249.13, and under the California Unfair Competition Act, Cal. Bus. & Prof. Code Section 17200. The Plaintiff's complaint alleges that the Company sells or distributes soldering tools and equipment (e.g., soldering irons, pots and tips) and chemicals (e.g., cleaners, adhesives, fluxes) that expose users to lead and other chemicals known to the State of California to cause cancer and reproductive toxicity, without first providing users with a "clear and reasonable warning" as required by Proposition 65. The complaint seeks civil penalties of up to $2,500 per day for each violation of Proposition 65's warning requirement, restitution of the purchase price of goods sold without warnings, injunctive relief and attorneys' fees and costs. While the Company is the only named defendant, manufacturers, other distributors, retailers and employers who use or sell the products at issue are sued as unnamed "Doe" defendants in this lawsuit. Separate lawsuits against individual manufacturers have also been filed by the Plaintiff. The Company has filed an answer in which it issued a general denial of the allegations in the complaint and raised several affirmative defenses. Based on all facts currently available to it, the Company does not believe that this litigation will have a material adverse effect on the Company.


ITEM 2. CHANGES IN SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

         3: Certificate of Determination of Junior Participating Preferred
            Stock. (Incorporated herein by reference to Exhibit 2.2 on Form 8-A12B/A filed on March 18, 1999.)

        10: Rights Agreement dated as of February 8, 1999 between Marshall
            Industries and First Union National Bank. (Incorporated herein by reference to Exhibit 2.2 on Form 8-A12B filed on February 17, 1999.)

        27: Financial Data Schedule

(b) Form 8-K dated February 17, 1999 regarding the adoption of the Shareholders' Rights Plan.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MARSHALL INDUSTRIES


April 14, 1999                         /s/ HENRY W. CHIN
                                       -----------------------------------------
                                       Henry W. Chin
                                       Vice President, Finance and
                                          Chief Financial Officer
                                       (Mr. Chin is the principal financial
                                       officer and is duly authorized to
                                       sign for the Company)