Form 10-K405
period 1999-05-31
MARSHALL INDUSTRIES
filed 1999-08-27
CIK 62765

                                                            MARSHALL  INDUSTRIES

             SECURITIES AND EXCHANGE COMMISSION
             Washington, D.C. 20549

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended MAY 31, 1999

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from  ________ to  ________
                                  Commission file number 1-5441

                ----------------------------------------------------------------

FORM 10-K                MARSHALL INDUSTRIES
                         (Exact name of registrant as specified in its charter)
                         ---------------------------------------------------------------------------------------------------------
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

                         State the aggregate market value of the voting stock held by non-affiliates of the Registrant:
                         $606,295,900 (computed on the basis of $37.25 per share,
                         which was the last sale price on the New York Stock Exchange on July 31, 1999).

                         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                         (Class of Stock)                                      Number of Outstanding Shares as of July 31, 1999
                         COMMON STOCK, PAR VALUE $1.00 PER SHARE               16,617,614

--------------------------------------------------------------------------------

MARSHALL  INDUSTRIES

                FORM 10-K
                Marshall Industries
                Year Ended May 31, 1999

                         PART I
                         ITEM 1.  BUSINESS

GENERAL                  Marshall Industries, with its subsidiaries ("Marshall" or
                         the "Company"), is among the largest distributors of
                         industrial electronic components and production supplies in
                         North America. The Company also provides its customers with a variety of value-added services, such as inventory
                         management, kitting, assembly, programming of programmable logic devices, and testing services.

                         The Company distributes approximately 200,000 different
                         products manufactured by over 60 major suppliers to more
                         than 40,000 customers, including a wide range of original
                         equipment manufacturers, contract manufacturers, and
                         value-added resellers. The Company emphasizes responsive
                         customer service through its network of sales and
                         distribution facilities and corporate support and
                         distribution centers in the United States, Canada and
                         Mexico. This local customer service is supported by advanced on-line management information systems, 24-hour sales and
                         technical support service and an automated distribution
                         facility.

                         The Company supplies and services a broad range of products, including semiconductors, passive components, connectors and interconnect products, and computer and peripheral products, as well as production supplies. The distribution of
                         electronic components accounted for approximately 95% and
                         96% of total Company sales in fiscal 1998 and 1999,
                         respectively. The distribution of industrial production
                         supplies accounted for the balance of total Company sales in each of such periods. The Company believes it is the largest domestic distributor in sales volume of industrial
                         production supplies to customers in the electronics
                         industry.

                         Marshall is a customer-oriented company which uses
                         automation and information technology to enhance customer
                         service and intimacy. The Company has made substantial
                         investments in its inventory management and information
                         systems. These investments have increased and improved the
                         Company's service capabilities, efficiency and improved its cost competitiveness. Marshall's extensive line-card
                         provides customers with the opportunity to purchase their
                         electronic component requirements from a single source, thus improving their materials resource planning and facilitating their inventory procurement needs. The Company provides
                         additional support to its customers through field
                         application engineers, electronic data interchange and other value-added services.

                         Marshall has been recognized as a leader in the areas of electronic commerce and information technology, including the development of technology interfaces for its Internet and Extranet websites, database management systems, Lotus
                         Notes and mainframe applications.

                         Marshall uses the Internet to provide its customers a
                         variety of services. These services include the delivery of information on product availability and pricing, on-line
                         order processing and tracking, part number search and cross reference data, and technical specifications and
                         documentation.

                         In 1999, Marshall developed a new web site, SpotMarket.com, which includes an on-line auction connection that allows
                         customers to negotiate for products, a discount center for the sale of aggressively priced surplus products, and a
                         buyer-specified part and/or price locator capability.

                         Marshall's primary website (www.marshall.com) was named the number one Business-to-Business website by NetMarketing for two consecutive years (1997 and 1998).

  Q 2

                                                            MARSHALL  INDUSTRIES

GENERAL                  Marshall's wholly owned subsidiary, ENEN Corp. (The
(CONTINUED)              Education News & Entertainment Network), is a leading
                         provider of Internet broadcasting services for the
                         electronics industry. ENEN's award-winning site incorporates real-time video, audio and interactive chat technologies to deliver live, interactive training sessions, product
                         announcements and other events over the Internet.

                         In January 1998, the Company completed the acquisition of
                         Sterling Electronics Corporation ("Sterling"), a large,
                         publicly-traded distributor of electronic components. The
                         Company acquired all of the outstanding capital stock of
                         Sterling for $169.0 million in cash plus the assumption of
                         Sterling's outstanding debt of $55.5 million.

                         Since its acquisition, the Company has been operating
                         Sterling as a separate sales and marketing subsidiary but
                         has integrated Sterling's computer, financial and
                         administrative functions with those of the Company. The
                         acquisition of Sterling has been accounted for under the
                         purchase method of accounting and all Company financial
                         information for fiscal 1998 and fiscal 1999 included herein includes Sterling's results of operations from its
                         acquisition date of January 16, 1998 to May 31, 1999.

                         In addition, the Company has a 16% equity interest in
                         Eurotronics B.V. ("Eurotronics"), the holding company for
                         the electronics distribution companies of Sonepar
                         Electronique International ("SEI"), one of the largest
                         electronic components distributors in Europe. The Company
                         also has an investment of approximately 9% as of May 31,
                         1999 of the common stock of Serial System Ltd. ("Serial"), a
                         Singapore based electronic components distributor with
                         operations in Southeast Asia. The shares of Serial are
                         traded on the Stock Exchange of Singapore.

                         The Company has also entered into joint marketing and sales alliances with SEI and Serial. These investments and
                         alliances were made to enhance the Company's capabilities to service customers and suppliers globally.

                         On June 25, 1999, Marshall entered into a definitive
                         agreement to merge with Avnet, Inc. ("Avnet"), one of the
                         world's largest industrial distributors of electronic
                         components and computer products, with net sales in the
                         fiscal year ended July 2, 1999 of $6.3 billion and
                         distribution operations in the Americas, Europe, South
                         Africa and the Asia/Pacific region. Under the terms of the agreement, in connection with the merger, each outstanding share of Marshall common stock will be converted into the
                         right to receive either $39.00 in cash or .81569 shares of the common stock of Avnet, subject to adjustment, or a
                         combination thereof, in exchange for each Marshall share.
                         This proposed acquisition of the Company by Avnet is subject to various regulatory approvals and approval by the
                         shareholders of both companies.
-------------------------------------------------------------------------------------
PRODUCTS AND             Marshall's distribution of semiconductor products accounted
SUPPLIERS                for approximately 64% and 62% of total Company sales in
                         fiscal 1998 and 1999, respectively. Passive components,
                         connectors and interconnect products accounted for
                         approximately 14% and 17% of total Company sales for fiscal
                         1998 and 1999, respectively. Sales of computer and
                         peripheral products accounted for approximately 17% of total
                         Company sales in fiscal 1998 and 1999. Distribution of
                         industrial production supplies accounted for approximately
                         5% and 4% of total Company sales for fiscal 1998 and 1999, respectively.

                                                                  Q         3

MARSHALL  INDUSTRIES

                FORM 10-K
                Marshall Industries
                Year Ended May 31, 1999

PRODUCTS AND SUPPLIERS   SEMICONDUCTOR PRODUCTS
(CONTINUED)
                         Advanced Micro Devices ("AMD") is the Company's largest
                         supplier of products. AMD's semiconductor products accounted for 6% and 10% of total Company sales in fiscal 1998 and
                         1999, respectively. Until fiscal 1999, when it sold its
                         memory products business to Micron Technology, Inc.
                         ("Micron"), Texas Instruments Incorporated ("TI") had been the Company's largest supplier. Sales of TI products
                         accounted for 10% and 5% of total Company sales in fiscal
                         1998 and 1999, respectively. The Company was awarded a
                         franchise agreement by Micron to distribute all of its
                         products. The Company carries the full range of
                         semiconductor products manufactured by AMD and TI and
                         distributes the products of a number of other leading
                         American semiconductor manufacturers. The Company is also
                         the major distributor in sales volume of Japanese
                         semiconductor products in North America. Sales of these
                         products accounted for approximately 17% and 19% of total
                         Company sales in fiscal 1998 and 1999, respectively.
                         Additionally, the Company distributes components
                         manufactured by European suppliers, such as Infineon
                         Technologies Corporation ("Infineon"), formerly Siemens
                         Microelectronics and Philips Components, a North American
                         Philips Company ("Philips").

                         Semiconductor products include memory, logic and
                         programmable logic devices, microprocessors and
                         microperipheral components. The Company's principal
                         suppliers are AMD, Atmel Corporation, Conexant Systems, Inc.
                         (formerly Rockwell Semiconductor Systems, Inc.), Cypress
                         Semiconductor, Inc., Fujitsu Microelectronics, Inc., Hitachi
                         Semiconductor (America) Inc., Infineon, Lattice
                         Semiconductor Corporation, Linear Technology Corporation,
                         Mitel Semiconductors, Inc., NEC Electronics, Inc., Philips,
                         Sony Electronics, Inc., Sharp Microelectronics of the
                         Americas, TI and Toshiba America Electronic Components, Inc.

                         Effective December 31, 1998, one of the Company's major
                         suppliers, Xilinx, Inc., terminated its distribution
                         agreement with the Company. Xilinx supplied mostly field
                         programmable logic products and represented 5% and 3% of
                         total Company sales in fiscal 1998 and 1999, respectively.
                         The Company believes that additional sales from new
                         suppliers, such as FCI Berg Electronics, Inc., Lucent
                         Technologies, Inc., which is considered a leading supplier of field programmable logic products, Maxim Integrated
                         Products, Micron and Vishay Intertechnology, Inc., will
                         offset most of the sales lost by the Xilinx termination,
                         once the lines are fully launched.

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

                         Connectors and interconnect products include surface mount sockets and fiber optic systems, along with printed circuit board level connectors. The Company's principal suppliers of connectors and interconnect products are AMP Incorporated,
                         Molex, Inc. and Thomas & Betts Corporation, which rank among the leading suppliers of these products.

                         COMPUTER AND PERIPHERAL PRODUCTS

                         The Company's product offerings include liquid crystal
                         displays, optical and hard disk drives, power supplies,
                         monitors, motherboards for personal computers, and other
                         systems components. Artesyn Technologies (formerly Computer
                         Products Inc.), Fujitsu, IBM Corp. - Storage Systems
                         Division, NEC Electronics, Inc., Quantum Corporation, Sharp
                         Electronics Corporation, Sony Components Products and
                         Toshiba America Information Systems, Inc. are the major
                         suppliers of these products to the Company.

  Q 4

                                                            MARSHALL  INDUSTRIES

PRODUCTS AND SUPPLIERS   INDUSTRIAL PRODUCTION SUPPLIES
(CONTINUED)
                         The Company believes that it is the largest domestic
                         distributor in sales volume of industrial production
                         supplies to customers in the electronics industry. Such
                         supplies include hand tools, static control products, test equipment, soldering supplies and equipment and work
                         stations. Leading suppliers include Cooper Tools, a division of Cooper Industries, Kester Solder, a division of Litton
                         Industries, Fluke Corporation, Tektronix, Inc., Loctite
                         Corporation and 3M. Although the distribution of industrial production supplies may be distinct from distribution of
                         electronic components, the Company believes that there are certain synergies and strategic benefits from being the
                         leading distributor of industrial production supplies.

                         VALUE-ADDED SERVICES

                         In addition to the distribution of products, the Company
                         provides a variety of value-added services to its customers.
                         The Company provides component testing and assembly,
                         just-in-time ("JIT") inventory management and delivery
                         systems, programmable logic array and PROM and EPROM
                         programming and certain types of testing services. In recent years, the Company has introduced a number of sophisticated automated inventory procurement and management services for its customers through its electronic data interchange
                         ("EDI") and auto-replenishment programs. The Company also
                         packages electronic components in production-ready kits to customers' specifications ("kitting"). Completed kits are
                         typically shipped directly to the customer's production line on a JIT basis. Turnkey manufacturing solutions are offered to meet customer requirements or through arrangements with independent contract manufacturers as an extension of the
                         Company's JIT/kitting business. Under such arrangements, the
                         Company supplies components directly to contract
                         manufacturers who perform assembly and testing to produce a completed product to customer specifications. The Company
                         offers 24-hour sales and technical support services for its customers.
-------------------------------------------------------------------------------------
RELATIONSHIP WITH        The majority of the products sold by the Company are
SUPPLIERS                purchased pursuant to distributor agreements. These
                         agreements are typically for terms of one year, renewable
                         annually, non-exclusive, and authorize the Company to sell through its sales and distribution locations all or a
                         portion of the products produced by that manufacturer. These agreements may be canceled by either party on short notice and generally provide for a return of the manufacturer's
                         inventory upon cancellation. The Company's ten largest
                         suppliers accounted for approximately 51% and 47% of total
                         Company sales in fiscal 1998 and 1999, respectively. Except for AMD, which accounted for 6% and 10% of total Company
                         sales for fiscal 1998 and 1999, respectively, and TI, which accounted for 10% and 5% of total Company sales for fiscal
                         1998 and 1999, respectively, no other supplier accounted for more than 10% of total Company sales in such periods.
                         Cancellation of an agreement with, or trade restrictions
                         affecting purchases from, a major supplier could have a
                         material adverse effect upon the Company's business. The
                         Company believes that it has satisfactory relationships with its suppliers. Nonetheless, because of uncertainties
                         relating to U.S. trade issues, the possibility exists that continued access to Japanese products could be affected. In addition, the Company cannot determine the direction of U.S.
                         trade policy or its ultimate effect on the competitive
                         environment and the Company's results.
 .
                         Most manufacturers of electronic components, including
                         foreign manufacturers, protect authorized distributors, such as the Company, against potential inventory losses from
                         declining prices and obsolescence. To protect their
                         distributors from declining market prices, most electronic component manufacturers allow their distributors pricing
                         adjustments as products are

                                                                  Q         5

MARSHALL  INDUSTRIES

                FORM 10-K
                Marshall Industries
                Year Ended May 31, 1999

RELATIONSHIP WITH        sold to customers as well as credits on unsold inventory
SUPPLIERS                when the manufacturers reduce prices on their price lists.
(CONTINUED)              In addition, under the terms of many such agreements, the
                         distributor has the right to return to the manufacturer, for credit, any product classified as obsolete by the
                         manufacturer and a specified portion of other inventory
                         items purchased within a designated period of time. In the event of a termination of a distributor agreement, the
                         manufacturer is generally required to purchase from the
                         distributor the products of such manufacturer carried in the distributor's inventory. In some cases, the repurchase of
                         the inventory requires a restocking charge. Such agreements provide important but not complete protection from inventory losses. No assurance can be given, however, that such price adjustment and return policies will continue.

                         To service its kitting and turnkey contract manufacturing
                         customers, the Company must buy a certain amount of products from third parties on a non-franchised basis. Since there
                         are typically no return or price protection provisions
                         applicable to these purchases, there are significantly
                         greater inventory risks associated with the Company's
                         kitting and turnkey contract manufacturing orders than with the purchase and stocking of inventory pursuant to its
                         normal distributor agreements.
-------------------------------------------------------------------------------------
SALES AND                Distributors have become an increasingly important marketing
MARKETING                channel for electronics products, permitting manufacturers to market their products economically to a broad range of
                         end-users. Most manufacturers are unable to serve their
                         entire customer base directly and rely on distributors, such as the Company, to extend their marketing operations.
                         Distributors not only provide product, but also provide
                         technical service support to customers. In addition,
                         distributors relieve manufacturers from a portion of the
                         costs associated with selling their products, including
                         large investments in inventories, accounts receivable and
                         personnel. At the same time, distributors offer customers
                         the convenience of diverse inventory, rapid deliveries,
                         credit and a wide range of value-added services.

                         The Company's electronics distribution business services
                         approximately 40,000 customers, the majority of which are
                         medium and small sized companies in the following
                         industries: computers, communications, capital and office
                         equipment, industrial control and medical equipment and
                         systems integration. In recent years, contract manufacturers have also become major customers for electronic component
                         distributors, including the Company, as many original
                         equipment manufacturers have outsourced their purchasing and manufacturing functions to them. No single customer
                         accounted for more than 6% of the Company's sales during any of the last five fiscal years.

                         The Company's products are sold by both field and inside
                         sales people. Sales personnel work directly with customers providing price, delivery, backlog and technical information regarding the products which the Company distributes.
                         Approximately 40% of the Company's employees were involved in sales at May 31, 1999.

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

  Q 6

                                                            MARSHALL  INDUSTRIES

SALES AND                Each sales and distribution center is electronically linked
MARKETING                to the Company's central computer system, which provides
(CONTINUED)              fully integrated on-line, real-time data with respect to the
                         Company's nationwide inventory levels. The Company's
                         computer system facilitates the control of purchasing and
                         payables, shipping and receiving, and billing and
                         collections. A salesperson may order shipment of a product from any distribution center within a matter of minutes. The
                         Company has made significant investments in its computerized information systems which management believes have the
                         capabilities to support future changes and enhancements
                         required to meet market needs and growth. These systems have also allowed the Company to increase its EDI capabilities
                         with its suppliers and customers. In addition, the Company has an electronic telecommunications service that allows
                         customers to design, engineer and purchase products via the
                         Internet. To increase their customer service and
                         productivity capabilities, the outside field sales staff has been equipped with laptop computers. Due to the high volume of transactions and the cost competitiveness of the
                         electronic components distribution industry, the Company
                         believes that the expansion and upgrading of its information technology capabilities will be an ongoing requirement.

                         The Company currently has national distribution networks in the United States and Canada consisting of sales and
                         distribution centers and corporate support and distribution centers. The Company believes that it has sales facilities in all of the major electronic products markets in the
                         United States, Canada and Mexico.

                         At May 31, 1999, the Company had approximately 2,000 employees, substantially all of whom were employed full-time.

                         As described in Note 4 to the accompanying consolidated
                         financial statements, the Company has made a 16% investment in Eurotronics, the holding company of the electronics
                         distribution companies of SEI, one of the largest electronic component distributors in Europe. As reported by Avnet, it has entered into an agreement with the shareholders of SEI to purchase the 84% of Eurotronics not owned by the Company.
                         In addition, as described in Note 5 to the accompanying
                         consolidated financial statements, the Company has, as of
                         May 31, 1999, an investment of approximately 9% of the
                         common stock of Serial System Ltd., an electronic components distributor based in Singapore.
-------------------------------------------------------------------------------------
BACKLOG                  Information concerning backlog is not material to an
                         understanding of the Company's business, as the Company's
                         objective is to ship orders on the same day they are
                         received unless the customer has requested a specific future delivery date on an order. Additionally, it is common
                         industry practice for customers, in most cases, to be able to re-schedule or cancel orders for standard products with future delivery dates without penalties.
-------------------------------------------------------------------------------------

CERTAIN                  THE CYCLICAL NATURE OF THE ELECTRONICS INDUSTRY MAY CAUSE
CONSIDERATIONS           FLUCTUATIONS IN THE QUARTERLY OPERATING RESULTS OF MARSHALL.

                         Marshall's financial results may vary significantly from
                         period to period because Marshall's business is affected by the cyclical nature of the electronics industry and overall trends in the general economy. In general, the electronics distribution industry is very sensitive to fluctuating
                         market conditions. These fluctuations are primarily caused by changes in the supply and demand

                                                                  Q         7

MARSHALL  INDUSTRIES

                FORM 10-K
                Marshall Industries
                Year Ended May 31, 1999

CERTAIN                  for electronic products, which impact product availability,
CONSIDERATIONS           prices and margins. Other factors which affect operating
(CONTINUED)              results include:
                         - availability of products from suppliers
                         - the product mix sold by Marshall
                         - price competition for products sold by Marshall
                         - price decreases or obsolescence on inventory that is not price protected or returnable to suppliers
                         - the ability of Marshall's customers to pay their
                           obligations.

                         THE LOSS OF A KEY SUPPLIER COULD HAVE A MATERIAL ADVERSE
                         EFFECT UPON MARSHALL'S SALES.

                         Marshall's distributor agreements with its suppliers are
                         non-exclusive and can be terminated for convenience and on short notice. Marshall's ten largest suppliers accounted for approximately 51% and 47% of Marshall's total sales in
                         fiscal 1998 and 1999, respectively. Suppliers have from time to time terminated distributor agreements with Marshall, and it is possible such terminations may occur in the future.
                         The loss of a key supplier could have a material adverse
                         effect upon Marshall's sales.

                         MARSHALL'S PRODUCTS ARE SUBJECT TO SHARP CHANGES IN DEMAND,
                         WHICH CAN RESULT IN PRODUCT SHORTAGES OR IN EXCESS SUPPLIES.

                         From time to time, the electronics industry has experienced product shortages and excess supplies. The prices and
                         margins on Marshall's products are often materially impacted by these product shortages and excess supplies. While the
                         industry has experienced some improvements in recent months, there is currently an excess supply of a number of
                         electronic component products, particularly memory devices.
                         As a result, the industry has experienced significant
                         pricing and margin pressures on products. It is uncertain
                         when there will be a change in these market conditions.

                         MARSHALL OPERATES IN AN INCREASINGLY COMPETITIVE MARKET.

                         Supplying and servicing the electronics industry is a highly competitive business. Marshall competes with other large
                         national distributors, numerous local and regional
                         distributors, as well as some of its own suppliers that sell directly to their larger customers. Marshall believes that competition is based primarily on the following factors:
                         - service capabilities
                         - product offerings
                         - product availability
                         - competitive pricing
                         - financial resources
                         - relationships

  Q 8

                                                            MARSHALL  INDUSTRIES

CERTAIN                  From time to time, Marshall has experienced competition from
CONSIDERATIONS           "unauthorized" U.S. distributors and brokers of electronic
(CONTINUED)              components who purchase these products from various sources, including sources outside the United States, at prices below those which Marshall may purchase such products directly
                         from its suppliers. In addition, a limited number of
                         Marshall's customers have moved their manufacturing
                         operations out of the United States in recent years. Such
                         changes have not had a material impact on Marshall's
                         business.

                         Marshall is a leading distributor of Asian semiconductor
                         products. During fiscal 1998, Motorola, Inc., one of the
                         largest American semiconductor manufacturers, changed its
                         policy which formerly prohibited its authorized distributors in the United States from carrying Asian semiconductor
                         lines. This policy change has increased competition in the distribution of Asian semiconductor products.

                         RECENT CHANGES IN THE INDUSTRIAL ELECTRONIC COMPONENTS
                         BUSINESS HAVE INCREASED COMPETITION.

                         In recent years, the distribution of industrial electronic components has undergone significant changes. These changes include the following:

                         - the growth of new competitive forces affecting the
                           industry
                         - pressures imposed on distributors by suppliers and
                           customers who want their distributors to provide more
                           services, capabilities and products
                         - the trend of major suppliers and many customers to reduce the number of distributors with which they do business and to favor those distributors that can provide a full line
                           of products and that have global reach
                         - the increasing role of contract manufacturers in
                           manufacturing and materials procurements
                         - the trend toward increasing globalization.

                         MARSHALL MUST ATTRACT AND RETAIN A SUFFICIENT NUMBER OF
                         MANAGERIAL PERSONNEL AND KEY EMPLOYEES TO COMPETE
                         SUCCESSFULLY.

                         Marshall's success depends to a significant extent upon the continued contributions of its management and key employees.
                         The loss of these key employees could adversely impact
                         Marshall. Marshall's future success will also depend in part upon its ability to attract and retain highly qualified
                         personnel.
-------------------------------------------------------------------------------------
                         ITEM 2.  PROPERTIES

                         The Company presently has 76 sales and distribution
                         facilities and 4 corporate support and distribution centers.
                         The Company's executive offices and corporate support and
                         distribution center are located in El Monte, California.
                         This facility is Company owned, has 258,000 square feet of space and utilizes an automated inventory handling system.
                         The Company owns an additional 65,500 square foot warehouse and office facility in El Monte.

                         In addition to the El Monte facilities, the Company also
                         owns facilities in Austin, Texas; Endicott, New York; San
                         Diego, California; Boston, Massachusetts; and Wallingford,
                         Connecticut of approximately 8,000 to 58,000 square feet
                         each.

                                                                  Q         9

MARSHALL  INDUSTRIES

                FORM 10-K
                Marshall Industries
                Year Ended May 31, 1999

                         During fiscal 1999, the Company sold its Dallas, Texas;
                         Irvine, California; and Milpitas, California facilities.
                         Prior to its sale, the Dallas facility had been leased to
                         another company and the Irvine and Milpitas facilities have been leased back by the Company from the buyers of such
                         facilities for one and five year periods, respectively, as described in Note 6 to the accompanying consolidated
                         financial statements.

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

                         The Company believes that the current facilities are
                         adequate for the Company's operating requirements.
-------------------------------------------------------------------------------------
                         ITEM 3.  LEGAL PROCEEDINGS

                         DiPirro v. Marshall Industries and Does 1 through 1,000,
                         Case No. H205535-2, was filed on February 1, 1999, in the
                         Superior Court of California, Alameda County. Plaintiff
                         brought this suit under the private citizen enforcement
                         provisions of the California Safe Drinking Water and Toxic
                         Enforcement Act of 1986 or "Proposition 65," Cal. Health &
                         Safety Code Sections 25249.5-25249.13, and under the
                         California Unfair Competition Act, Cal. Bus. & Prof. Code
                         Section 17200. The Plaintiff's complaint alleges that the
                         Company sells or distributes soldering tools and equipment
                         (e.g., soldering irons, pots and tips) and chemicals (e.g., cleaners, adhesives, fluxes) that expose users to lead and other chemicals known to the State of California to cause
                         cancer and reproductive toxicity, without first providing
                         users with a "clear and reasonable warning" as required by
                         Proposition 65. The complaint seeks civil penalties of up to
                         $2,500 per day for each violation of Proposition 65's
                         warning requirement, restitution of the purchase price of
                         goods sold without warnings, injunctive relief and
                         attorneys' fees and costs. While the Company is the only
                         named defendant, manufacturers, other distributors,
                         retailers and employers who use or sell the products at
                         issue are sued as unnamed "Doe" defendants in this lawsuit.
                         Separate lawsuits against individual manufacturers were also filed by the Plaintiff. This lawsuit was settled in May
                         1999. The results of the settlement were not material to the
                         Company's financial position or results of operations.

                         There are no material pending legal proceedings to which the
                         Company or any of its subsidiaries is a party or which any of their properties are the subject.
-------------------------------------------------------------------------------------
                         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                         No matter was submitted to a vote of security holders during the quarter ended May 31, 1999.

  Q 10

                                                            MARSHALL  INDUSTRIES

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

                        ---------------------------------------------------------------------------------
                                                                                      High         Low
                        ---------------------------------------------------------------------------------
                        FISCAL YEAR 1998
                          First Quarter                                               $42 3/4     $35 7/8
                          Second Quarter                                               42          34 1/2
                          Third Quarter                                                35 15/16    28 3/8
                          Fourth Quarter                                               34 5/8      28 7/8
                        ---------------------------------------------------------------------------------
                        FISCAL YEAR 1999
                          First Quarter                                               $30 15/16   $23 3/8
                          Second Quarter                                               32 1/4      21 15/16
                          Third Quarter                                                28 1/8      14 1/4
                          Fourth Quarter                                               18 3/16     12 11/16
                        ---------------------------------------------------------------------------------

                         The Company had approximately 5,000 shareholders at July 31,
                         1999. It has never paid a cash dividend. Earnings have been retained to provide for the growth and expansion of the
                         Company's business. In addition, under the terms of a Credit
                         Agreement among the Company, Sterling and First Union
                         National Bank, the Company may not pay cash dividends in an amount in excess of 5% of the consolidated net income of the
                         Company and its subsidiaries, and may only pay dividends if it is in compliance with the financial covenants contained in the Credit Agreement. The Board of Directors periodically considers whether or not to pay dividends. At this time, the
                         Company does not plan to pay dividends.

                                                                  Q        11

MARSHALL  INDUSTRIES

                FORM 10-K
                Marshall Industries
                Year Ended May 31, 1999

                          ITEM 6.  SELECTED FINANCIAL DATA

                          The following selected financial data of the Company should be read in conjunction with the historical consolidated financial statements and notes thereto. The following table sets forth selected financial data with respect to the consolidated statements of income of the Company for the five fiscal years ended
                          May 31, 1999, and the consolidated balance sheets of the Company at year end for each of those years. The selected financial data is derived from consolidated financial statements for such years and at such dates as audited by Arthur Andersen LLP, independent public accountants, including the consolidated statements of income for the three years ended May 31, 1999, and the consolidated balance sheets at May
                          31, 1998 and 1999 included elsewhere herein.
-----------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED             Years Ended May 31,               1995         1996         1997       1998(1)     1999(1)(2)
                         ---------------------------------------------------------------------------------------------
STATEMENTS OF                                                      (In thousands except for per share data)
INCOME                   Net sales                      $1,009,315   $1,164,812   $1,184,604   $1,461,363   $1,722,646
                         Cost of sales                     820,571      955,331      988,371    1,232,026    1,457,256
                         ---------------------------------------------------------------------------------------------
                         Gross profit                      188,744      209,481      196,233      229,337      265,390
                         Selling, general and
                           administrative expenses         117,287      123,188      128,927      163,556      204,879
                         ---------------------------------------------------------------------------------------------
                         Income from operations             71,457       86,293       67,306       65,781       60,511
                         Write-down of equity
                           investment                           --           --           --           --       19,500
                         Interest expense (income) and
                           other net(3)                      1,916          989       (1,197)       7,480       18,812
                         ---------------------------------------------------------------------------------------------
                         Income before income taxes
                           and extraordinary gain           69,541       85,304       68,503       58,301       22,199
                         Provision for income taxes         29,130       35,250       28,850       24,958       19,899
                         ---------------------------------------------------------------------------------------------
                         Income before extraordinary
                           gain                             40,411       50,054       39,653       33,343        2,300
                         Extraordinary gain from
                           termination of joint
                           venture (net of income
                           taxes of $10,535)                    --           --           --       14,615           --
                         ---------------------------------------------------------------------------------------------
                         ---------------------------------------------------------------------------------------------
                         Net income                     $   40,411   $   50,054   $   39,653   $   47,958   $    2,300
                         ---------------------------------------------------------------------------------------------
                         ---------------------------------------------------------------------------------------------
                         Earnings per share
                           (basic):(4)
                         Income per share before
                           extraordinary gain           $     2.34   $     2.90   $     2.35   $     2.01   $     0.14
                         Extraordinary gain per share           --           --           --         0.88           --
                         ---------------------------------------------------------------------------------------------
                         ---------------------------------------------------------------------------------------------
                         Net income per share           $     2.34   $     2.90   $     2.35   $     2.89   $     0.14
                         ---------------------------------------------------------------------------------------------
                         ---------------------------------------------------------------------------------------------
                         Earnings per share
                           (diluted):(4)
                         Income per share before
                           extraordinary gain           $     2.33   $     2.87   $     2.33   $     1.99   $     0.14
                         Extraordinary gain per share           --           --           --         0.87           --
                         ---------------------------------------------------------------------------------------------
                         ---------------------------------------------------------------------------------------------
                         Net income per share           $     2.33   $     2.87   $     2.33   $     2.86   $     0.14
                         ---------------------------------------------------------------------------------------------
                         ---------------------------------------------------------------------------------------------
                         Cash dividends per share(5)            --           --           --           --           --
                         ---------------------------------------------------------------------------------------------
                         ---------------------------------------------------------------------------------------------

  Q 12

                                                            MARSHALL  INDUSTRIES

CONSOLIDATED             Years Ended May 31,                       1995      1996      1997      1998      1999
STATEMENTS OF            ----------------------------------------------------------------------------------------
INCOME                   Weighted average number of
(CONTINUED)              shares outstanding, basic                 17,256    17,278    16,861    16,616    16,616
                         Weighted average number of shares
                           outstanding, diluted                    17,372    17,414    16,997    16,772    16,660

-----------------------------------------------------------------------------------------------------------------
CONSOLIDATED             May 31,                                   1995      1996      1997      1998      1999
BALANCE SHEETS --       ----------------------------------------------------------------------------------------
SUMMARY                                                                           (In thousands)
                         Working capital                         $254,394  $284,508  $330,962  $435,596  $371,570
                         Total assets                             423,307   472,611   539,673   853,824   772,528
                         Long-term debt, net of current portion    45,205    25,000    50,000   245,500   144,000
                         Shareholders' investment                 279,752   329,994   348,942   400,439   410,191

-----------------------------------------------------------------------------------------------------------------
                         (1) The 1998 and 1999 amounts include Sterling Electronics which was acquired on January
                             16, 1998.
                         (2) The 1999 amounts include a write-down of $19.5 million, or basic and diluted EPS of
                             $1.17, on the Company's investment in Eurotronics in the fourth quarter of fiscal
                             1999.
                         (3) Amounts are net of interest income of $1.2 million, $1.7 million, $2.6 million, $0.4 million and $0.3 million in 1995, 1996, 1997, 1998 and 1999, respectively. In addition, amounts for 1998 and 1999 include the amortization of goodwill related to the Company's equity investment in Eurotronics and the Company's portion of
                             Eurotronic's net losses of $0.3 million and $4.0 million, respectively.
                         (4) Basic and diluted net income per share are computed on the basis of the weighted average common and common equivalent shares outstanding during each year. All amounts have been restated to reflect the adoption of SFAS No. 128.
                         (5) The Company has never paid a cash dividend. Earnings have been retained to provide for the growth and expansion of the Company's business.
-----------------------------------------------------------------------------------------------------------------

                                                                  Q        13

MARSHALL  INDUSTRIES

                FORM 10-K
                Marshall Industries
                Year Ended May 31, 1999

                         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

CONSOLIDATED             The following table sets forth items in the consolidated statements of income as a
RESULTS OF               percent of net sales for periods shown:
                         -----------------------------------------------------------------------------------------
OPERATIONS               Years Ended May 31,                                           1997       1998       1999
                         -----------------------------------------------------------------------------------------
                         Net sales                                                     100.0%     100.0%     100.0%
                         Cost of sales                                                  83.4       84.3       84.6
                         -----------------------------------------------------------------------------------------
                         Gross profit                                                   16.6       15.7       15.4
                         Selling, general and administrative expenses                   10.9       11.2       11.9
                         -----------------------------------------------------------------------------------------
                         Income from operations                                          5.7        4.5        3.5
                         Write-down of equity investment                                  --         --        1.1
                         Interest expense (income) and other -- net                      (.1)        .5        1.1
                         -----------------------------------------------------------------------------------------
                           Income before provision for income taxes and
                             extraordinary gain                                          5.8        4.0        1.3
                         Provision for income taxes                                      2.4        1.7        1.2
                         -----------------------------------------------------------------------------------------
                         Income before extraordinary gain                                3.4        2.3        0.1
                         -----------------------------------------------------------------------------------------
                         Extraordinary gain (net of income taxes)                         --        1.0         --
                         -----------------------------------------------------------------------------------------
                         Net income                                                      3.4%       3.3%       0.1%
                         -----------------------------------------------------------------------------------------
                         -----------------------------------------------------------------------------------------
                         As an aid to understanding the results of operations, the following is a summary of the
                         Company's unaudited quarterly results of operations for fiscal years 1997, 1998 and 1999
                         (in thousands except for per share data):
                         -----------------------------------------------------------------------------------------

                                                                  First     Second      Third     Fourth
                         1997                                   Quarter    Quarter    Quarter    Quarter          Year
                         ---------------------------------------------------------------------------------------------
                         Net sales                             $269,290   $286,346   $304,007   $324,961    $1,184,604
                         Gross profit                            46,862     47,820     48,274     53,277       196,233
                         Net income                               8,783      9,350      9,799     11,721        39,653
                         Net income per share, basic(1)             .51        .55        .59        .71          2.35
                         Net income per share, diluted(1)           .51        .55        .58        .70          2.33
                         1998
                         ---------------------------------------------------------------------------------------------
                         Net sales                             $324,423   $351,212   $368,112   $417,616    $1,461,363
                         Gross profit                            50,721     51,845     58,681     68,090       229,337
                         Net income                               9,260     24,034(2)    8,007     6,657        47,958(2)
                         Net income per share, basic(1)             .56       1.45(2)      .48       .40          2.89(2)
                         Net income per share, diluted(1)           .55       1.42(2)      .48       .40          2.86(2)
                         1999
                         ---------------------------------------------------------------------------------------------
                         NET SALES                             $460,879   $435,470   $393,164   $433,133    $1,722,646
                         GROSS PROFIT                            72,856     67,403     60,141     64,990       265,390
                         NET INCOME (LOSS)                        7,870      5,401      2,705    (13,676)(3)     2,300(3)
                         NET INCOME (LOSS) PER SHARE, BASIC         .47        .32        .16       (.82)(3)      0.14(3)
                         NET INCOME (LOSS) PER SHARE, DILUTED       .47        .32        .16       (.82)(3)      0.14(3)
                         ---------------------------------------------------------------------------------------------

                (1) Amounts have been restated to reflect adoption of SFAS No.
                    128.

                (2) Includes extraordinary gain of $14.6 million, net of income taxes, and basic and diluted EPS of $0.88 and $0.87, respectively.

                (3) The 1999 amounts include a write-down of $19.5 million, or basic and diluted EPS of $1.17, on the Company's investment in Eurotronics in the fourth quarter of fiscal 1999.

  Q 14

                                                            MARSHALL  INDUSTRIES

CONSOLIDATED             As described in Note 3 to the accompanying consolidated
RESULTS OF               financial statements, the Company acquired Sterling
OPERATIONS               Electronics Corporation on January 16, 1998. Sterling's net
(CONTINUED)              sales of $46.7 million and $94.0 million were included in
                         the Company's third and fourth quarter fiscal 1998 results, respectively. Sterling's net sales of $91.7 million, $89.7 million, $78.8 million and $86.8 million were included in
                         the Company's first, second, third and fourth quarter fiscal
                         1999 results, respectively.
-------------------------------------------------------------------------------------
FISCAL 1999              The Company's fiscal 1999 net sales increased by $261.3
COMPARED TO              million to $1.723 billion from fiscal year 1998. The
FISCAL 1998              Company's results included those of Sterling, which was
                         acquired on January 16, 1998. Sterling's net sales were
                         $347.0 million in fiscal 1999, as compared to $140.7 million in fiscal 1998, which included Sterling's net sales from
                         acquisition date to May 31, 1998. The Company's fiscal 1999 net sales, excluding Sterling, increased by $55.0 million or
                         4.2% compared to fiscal 1998. Beginning with the last
                         quarter of fiscal 1998 through current fiscal year, the
                         industry and the Company have experienced a moderation in
                         customer demand. This, along with the increased availability of many products, has contributed to the increased pressures on unit pricing and margins of many of the products that the
                         Company sells.

                         Excluding Sterling's net sales, the increase in the
                         Company's net sales of $55.0 million for fiscal 1999, as
                         compared to fiscal 1998, was due primarily to increased
                         microprocessor sales of $117.4 million, partially offset by decreased sales of "DRAM's" of $55.8 million. The Company's fiscal 1999 net sales were also affected by the termination of the Xilinx product line effective December 31, 1998. The termination of the line accounted for a reduction in sales of approximately $23.0 million of the Company's net sales
                         for fiscal 1999, as compared to fiscal 1998. The sales of
                         Xilinx products represented 5% and 3% of total Company sales in fiscal 1998 and 1999, respectively. The Company believes that additional sales from new suppliers, such as FCI Berg
                         Electronics, Inc., Lucent Technologies Inc., Maxim
                         Integrated Products, Micron Technology Products and Vishay
                         Intertechnology, Inc. will offset most of the sales lost by the Xilinx termination, once the lines are fully launched.

                         The exceptional sales of microprocessors were primarily due to the strong demand and increased availability of such
                         products and special purchases of some end-of-production
                         products from one of the Company's major suppliers. There is no assurance that such special purchases will be available in future periods. Sales of microprocessors accounted for
                         approximately 7% and 13% of the Company's sales for fiscal
                         1998 and 1999, respectively. The decrease in DRAM sales was primarily due to the continuing declines in the unit pricing of such products. The Company's DRAM sales have also been
                         impacted by a reduction in the volume of products made
                         available to the distributor network by some major suppliers due to pricing, profitability and supply considerations.
                         Sales of DRAM's accounted for approximately 9% and 5% of the
                         Company's sales for fiscal 1998 and 1999, respectively.

                         The operating results for the third and fourth quarters of fiscal year 1998 and first quarter of fiscal 1999 benefited from the shipments of some large value-added orders for a
                         major customer through its contract manufacturer. Partly due to the timing of product introductions and some seasonal
                         characteristics of the finished end products, the order
                         levels for this customer were significantly lower in the
                         last three quarters of fiscal 1999.

                                                                  Q        15

MARSHALL  INDUSTRIES

                FORM 10-K
                Marshall Industries
                Year Ended May 31, 1999

FISCAL 1999 COMPARED TO  For fiscal 1999, net margins decreased to 15.4% from 15.7%
FISCAL 1998              for fiscal 1998. Net margins for the current year were
(CONTINUED)              impacted by the continuing market pressures affecting many of the products that the Company sells and the increase in the sales volume of microprocessors, which are lower margin products than other products sold by the Company, as
                         compared to last year. This decrease in net margins was
                         partially offset by the decline in the sales volume of
                         DRAM's, which are lower margin products, in fiscal 1999 as compared to fiscal 1998, and the inclusion of Sterling's
                         sales. Due to differences in product and customer mix,
                         Sterling's margins on sales are higher than those of
                         Marshall.

                         Selling, general and administrative ("SG&A") expenses for
                         fiscal 1999 increased by $41.3 million to $204.9 million
                         from $163.6 million for fiscal 1998. Excluding Sterling's
                         SG&A expenses of $55.2 million in fiscal 1999 and $22.1
                         million in fiscal 1998 from acquisition date to May 31,
                         1998, the Company's SG&A expenses increased by $8.2 million, as compared to fiscal 1998. Salary adjustments and staffing increases in product management, field sales and information technology resulted in higher salary costs of $4.9 million in fiscal 1999 as compared to fiscal 1998. In addition,
                         approximately $3.0 million in goodwill amortization expense relating to the Sterling acquisition was incurred in fiscal
                         1999 as compared to $1.2 million in fiscal 1998. The
                         Sterling expenses for fiscal 1999 included the costs of
                         consolidating its warehousing operations and the integration of its automated warehousing equipment to the Company's
                         operating systems. This project was completed during the
                         second quarter of fiscal 1999 at a cost of $1.9 million.

                         Offsetting the increases in the Company's fiscal 1999 costs of sales and SG&A expenses, as compared to fiscal 1998, were reductions in staffing from the discontinuation of
                         Sterling's cable assembly operations and the Company's field sales organization in the third and fourth quarters of
                         fiscal 1999.

                         The Company also recorded a write-down of $19.5 million on its investment in Eurotronics in the fourth quarter of
                         fiscal 1999, as described in Note 4 to the accompanying
                         consolidated financial statements.

                         Interest expense increased by $7.6 million to $14.8 million in fiscal 1999, as compared to $7.2 million in fiscal 1998, primarily due to bank borrowings incurred for the
                         acquisition of Sterling and higher levels of borrowings
                         throughout fiscal 1999 to support increases in inventories and receivables from the increased sales volume.

                         "Interest expense and other -- net" includes the
                         amortization of goodwill associated with the Company's
                         investment in the SEI companies, along with the Company's
                         share of SEI's net operating results. The amortization of
                         goodwill and the Company's share of SEI's net operating
                         results were $4.0 million and $0.3 million in net expenses in fiscal 1999 and 1998, respectively. SEI's operating
                         results for fiscal 1999 were negatively impacted by the
                         difficult market conditions in Europe and the recording of some restructuring charges by SEI.

                         As described elsewhere herein, the Company's net operating results for fiscal 1999 included amortization of goodwill
                         from the Sterling acquisition and Eurotronics investment and the Company's share of SEI's net income or loss. The higher than statutory Federal and state income tax rates used to
                         record the Company's tax expense in fiscal 1999 and 1998 is the result of the non-deductibility of these charges and
                         credits.

  Q 16

                                                            MARSHALL  INDUSTRIES

FISCAL 1998              The Company's fiscal 1998 net sales increased by $276.8
COMPARED TO              million to $1.461 billion from fiscal year 1997. The
FISCAL 1997              Company's results included those of Sterling, which was
                         acquired on January 16, 1998. Sterling's net sales from its acquisition date of January 16, 1998 to May 31, 1998
                         accounted for $140.7 million of this increase in net sales.
                         The Company's fiscal 1998 net sales, excluding the sales of
                         Sterling, increased by $136.1 million or 11.5%, compared to fiscal 1997. In the fourth quarter of fiscal 1998, the
                         industry and the Company had experienced a moderation in
                         customer demand. This, along with the increased availability of many products, had contributed to increased pressures on unit pricing and margins of many of the products that the
                         Company sells.

                         Excluding the net sales of Sterling, the increase in the
                         Company's net sales of $136.1 million for fiscal 1998, as
                         compared to fiscal 1997, was due primarily to an increase in the sales volume of most of the Company's major products,
                         particularly mass storage products. These products accounted for $66.5 million of this increase. The addition of new
                         suppliers during the last several years was the primary
                         reason for the substantial growth of the Company's mass
                         storage products. The increase in sales was, however,
                         partially offset by a decrease in the sales of memory
                         products, particularly DRAMs. Sales of DRAMs decreased by
                         $52.2 million in fiscal 1998, from fiscal 1997, primarily
                         due to the continuing declines in the unit pricing of such products.

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

                         SG&A expenses for fiscal 1998 increased by $34.6 million to
                         $163.6 million from fiscal 1997. Excluding Sterling's SG&A expenses of $22.1 million from its acquisition date of
                         January 16, 1998 to the end of fiscal 1998, the Company's
                         SG&A expenses increased by $12.5 million, as compared to
                         fiscal 1997. Salary adjustments and additions to staffing in the areas of information technology and the warehousing
                         functions resulted in higher salary costs of $5.0 million, as compared to the prior year. In addition, $1.3 million in increased expenses for outside consultants and contractors were incurred during fiscal 1998, as compared to the prior year, to enhance and expand the Company's information
                         technology capabilities. Also, approximately $1.2 million of goodwill amortization expense was incurred related to the
                         Sterling acquisition. The Company also incurred higher than normal levels of expenses in operating Sterling's
                         warehousing functions. This higher level of expenses
                         continued until the consolidation of these functions into
                         Sterling's automated warehouse in Grapevine, Texas, which
                         was completed in the second quarter of fiscal 1999. For
                         fiscal year 1998 such expenses were $0.7 million. The
                         remaining increase in the SG&A expenses of the Company for fiscal 1998, compared to fiscal 1997, was primarily to
                         service the higher sales volumes and costs of integrating
                         Sterling's operations.

                         The increase in net interest expense to $7.5 million in
                         fiscal 1998 from interest income of $1.2 million in fiscal
                         1997 was primarily due to bank borrowings incurred for the acquisition of Sterling and higher levels of borrowings to support increases in inventories and receivables from the
                         increased sales volume. Additionally, there was a decrease in interest income as a result of the

                                                                  Q        17

MARSHALL  INDUSTRIES

                FORM 10-K
                Marshall Industries
                Year Ended May 31, 1999

FISCAL 1998              conversion of the note receivable from SEI, as described in
COMPARED TO              Note 4 to the accompanying consolidated financial
FISCAL 1997              statements.
(CONTINUED)
                         During the second quarter of fiscal 1998, the Company
                         received a fee of $25.1 million, $14.6 million net of income taxes, from the termination of a joint venture, as described in Note 15 to the accompanying consolidated financial
                         statements.
-------------------------------------------------------------------------------------
LIQUIDITY AND            The Company's sources of liquidity at May 31, 1999 consisted
CAPITAL                  principally of working capital of $371.6 million and a bank
RESOURCES                credit facility of $317.5 million, of which $161.5 million was outstanding at May 31, 1999. The Company believes that its working capital, borrowing capabilities and additional funds generated from operations should be sufficient to
                         finance its anticipated operating requirements for at least the next twelve months.

                         Mainly due to the decrease in the Company's working capital of $64.0 million and proceeds received of $11.8 million from the sales of facilities, the Company's long-term debt
                         decreased to $144.0 million at May 31, 1999 from $245.5
                         million at May 31, 1998. Under the terms of the bank
                         facility agreement, there are quarterly reductions in the
                         facility which began February 28, 1999, and will result in a reduction of the facility availability by $100 million, in the aggregate, by the year 2002.

                         Net cash provided by operating activities in fiscal 1999 of
                         $85.1 million was primarily due to a significant decrease in working capital. At May 31, 1999, the Company's working
                         capital decreased by $64.0 million from the prior year, to
                         $371.6 million. This decrease was primarily due to
                         improvements in inventory turns from increased product
                         availability and reduced levels of inventory to align with current sales levels.

                         Net cash provided by investing activities in fiscal 1999 related mainly to proceeds received from the sales of the Dallas, Milpitas and Irvine facilities of $11.8 million, partially offset by capital expenditures of $7.4 million.
                         Capital expenditures for fiscal 1999 related primarily to the investment in information technology equipment and building improvements.

                         The repayments under bank credit line and term loan
                         borrowings of $91.5 million represented the amount used in financing activities for fiscal 1999.

                         Net cash provided by operating activities in fiscal 1998 of
                         $35.9 million was primarily the result of net income earned reduced by increases in working capital. At May 31, 1998,
                         the Company's working capital increased by $104.6 million to
                         $435.6 million primarily from the Sterling acquisition and increased inventory levels to support higher sales volume.
                         Net cash used by operating activities was $2.0 million for fiscal 1997.

                         Net cash used in investing activities in fiscal 1998 was
                         primarily the result of cash consideration paid for the
                         acquisition of Sterling as described in Note 3 to the
                         accompanying consolidated financial statements and a $7.2
                         million investment in Serial. This was offset by a
                         non-recurring fee of $25.1 million, $14.6 million net of
                         income taxes, from the termination of a joint venture. The
                         Company incurred capital expenditures of $12.2 million and
                         $2.7 million in fiscal 1998 and 1997, respectively.

                         The borrowings to fund the acquisition of Sterling as
                         described in Notes 3 and 7 to the accompanying consolidated financial statements, primarily contributed to the net cash provided by financing activities in fiscal 1998. The
                         purchase of 725,000 share of the Company's common stock for
                         $21.8 million, offset by net bank credit line borrowings of
                         $25.0 million, accounted for substantially all of the
                         financing activities for fiscal 1997.

  Q 18

                                                            MARSHALL  INDUSTRIES

YEAR 2000                The Company has completed an extensive program to ensure all
COMPLIANCE               its critical business systems (including operational,
                         financial and EDI systems) are Year 2000 compliant.
                         Substantially all of the critical business systems have been tested, upgraded or remediated. All such testing, upgrading or remediating is expected to be completed by October 1,
                         1999. Although the Company believes that it has taken
                         appropriate measures against any disruption of its systems due to the Year 2000 issue, there can be no assurances that the Company has identified all significant Year 2000
                         problems in advance of their occurrence, or that the Company will be able to successfully remedy all such problems that are discovered. The cost of the Year 2000 program is
                         expected to be less than $1 million.

                         The Company is a franchised distributor for a large number of well known, prominent manufacturers of electronic
                         component and production supply products. However, the
                         Company does not design or manufacture these products. All the products sold by the Company are also sold by the
                         manufacturers and/or by other distributors. The Company is not a sole source for these products. The Company does
                         depend, nevertheless, on its key suppliers and other
                         principal business partners to provide it with the products it sells and services to support its operations. The Company sent a written Year 2000 Compliance survey to approximately
                         2,500 suppliers and business partners and received a written response from approximately 60% of those suppliers and
                         business partners. Although the Company cannot control the efforts undertaken by third parties such as the suppliers
                         and business partners to whom the survey was sent, it does not currently anticipate that there will be any significant disruption of the Company's ability to conduct its
                         operations from failures of such third parties. There are
                         not assurances, on the other hand, that these third parties will properly address all of the Year 2000 issues with
                         respect to any products or services that they provide to the
                         Company and the failure of a number of key suppliers, or
                         service providers, could have a material adverse impact on the Company's financial performance. Contingency plans are currently being developed and are expected to be completed in December, 1999.
-------------------------------------------------------------------------------------
NEW ACCOUNTING           In June 1998, the Financial Accounting Standards Board
STANDARDS                ("FASB") issued Statement of Financial Accounting Standards
                         ("SFAS") No. 133, "Accounting for Derivative Instruments and
                         Hedging Activities." The new standard, which will be
                         effective for the second quarter of fiscal year 2001,
                         requires all derivatives to be recognized on the balance
                         sheet at fair value. The Company does not expect the
                         implementation of this new standard to be material to the
                         Company's financial position or results of operations.

                                                                  Q        19

MARSHALL  INDUSTRIES

                FORM 10-K
                Marshall Industries
                Year Ended May 31, 1999

INFORMATION              This Annual Report contains forward-looking statements
RELATING TO              within the meaning of the "safe harbor" provisions of the
FORWARD-LOOKING          Private Securities Litigation Reform Act of 1995. Reference
STATEMENTS               is made in particular to the description of the Company's
                         plans and objectives for future operations, assumptions
                         underlying such plans and objectives and other
                         forward-looking statements included in "Management's
                         Discussion and Analysis of Financial Condition and Results
                         of Operations" and other portions of this Annual Report.
                         Such statements may be identified by the use of
                         forward-looking terminology such as "may," "will," "expect,"
                         "believe," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of such
                         terms. Such statements are based on management's current
                         expectations and are subject to a number of factors and
                         uncertainties which would cause actual results to differ
                         materially from those described in the forward-looking
                         statements. Factors which could cause such results to differ materially from those described in the forward-looking
                         statements include changes in industry conditions, the
                         addition or loss of suppliers or major customers,
                         fluctuation in quarterly results, foreign currency
                         translations, the matters discussed in "Business -- Certain
                         Considerations," and other risks and uncertainties that are detailed in the reports filed by the Company with the
                         Securities and Exchange Commission.
-------------------------------------------------------------------------------------
                         ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                                   MARKET RISK

                         The Company bears interest rate risk related to its $317.5 million credit facility. At May 31, 1999, the Company had
                         outstanding borrowings of $161.5 million under this credit facility. To manage variable interest rate exposure, the
                         Company had interest rate swap agreements with two banks at
                         May 31, 1999, with notional amounts of $40 million and $30 million and fixed pay rates of 5.775% and 5.725% per annum, respectively. These agreements expire in January 2003.
                         Substantially all of the remaining outstanding credit
                         facility balance as of May 31, 1999 bears interest at a
                         30-day LIBOR rate plus an applicable margin (as described in
                         Note 7 to the accompanying consolidated financial
                         statements). If such LIBOR rate were to increase by 10% over a twelve-month period, the Company's income and cash flow
                         would be negatively impacted by $0.5 million.

  Q 20

                                                            MARSHALL  INDUSTRIES

                         ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS
                         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE                   We have audited the accompanying consolidated balance sheets
SHAREHOLDERS AND         of Marshall Industries (a California corporation) and
BOARD OF DIRECTORS       subsidiaries as of May 31, 1998 and 1999, and the related
OF MARSHALL              consolidated statements of income, shareholders' investment
INDUSTRIES:              and cash flows for each of the three years in the period
                         ended May 31, 1999. These financial statements are the
                         responsibility of the Company's management. Our
                         responsibility is to express an opinion on these financial statements based on our audits.

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

                         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial
                         position of Marshall Industries and subsidiaries as of May
                         31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1999, in conformity with generally accepted
                         accounting principles.

                         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The
                         schedule listed in Item 14(a)2 is presented for purposes of complying with the Securities and Exchange Commission's
                         rules and is not part of the basic financial statements.
                         This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                        ARTHUR ANDERSEN LLP

                         Los Angeles, California
                         August 25, 1999

                                                                  Q        21

MARSHALL  INDUSTRIES

                CONSOLIDATED BALANCE SHEETS
                Marshall Industries

--------------------------------------------------------------------------------------------------------------
ASSETS                   May 31,                                                         1998             1999
                         -------------------------------------------------------------------------------------
                                                                                        (Dollars in thousands)
                         CURRENT ASSETS:
                         Cash                                                          $  4,796       $  2,831
                         Receivables, less reserves of $10,632 in 1998 and
                         $9,089 in 1999                                                 212,956        215,041
                         Inventories                                                    387,655        340,476
                         Prepaid expenses and other current assets                       13,464          5,106
                         Deferred income tax benefits (Note 8)                           22,872         20,985
                         -------------------------------------------------------------------------------------
                         Total current assets                                           641,743        584,439
                         -------------------------------------------------------------------------------------
                         PROPERTY, PLANT AND EQUIPMENT, at cost (Note 1):
                         Land                                                             9,068          6,837
                         Buildings and improvements                                      39,052         34,816
                         Equipment, furniture, fixtures and other                        32,285         34,056
                         Computer equipment                                              22,550         24,707
                         -------------------------------------------------------------------------------------
                                                                                        102,955        100,416
                         Accumulated depreciation and amortization                      (57,099)       (61,691)
                         -------------------------------------------------------------------------------------
                                                                                         45,856         38,725
                         INVESTMENTS (Notes 4 and 5)                                     43,486         30,571
                         GOODWILL, NET (Note 3)                                         120,744        117,179
                         OTHER ASSETS -- NET                                              1,995          1,614
                         -------------------------------------------------------------------------------------
                                                                                       $853,824       $772,528
                         -------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
LIABILITIES AND          CURRENT LIABILITIES:
SHAREHOLDERS'            Current portion of long-term debt (Note 7)                    $  7,500       $ 17,500
INVESTMENT               Accounts payable                                               168,008        167,598
                         Other accrued liabilities including salaries and wages          30,639         27,771
                         -------------------------------------------------------------------------------------
                         Total current liabilities                                      206,147        212,869
                         -------------------------------------------------------------------------------------
                         LONG-TERM DEBT (Note 7)                                        245,500        144,000
                         DEFERRED INCOME TAX LIABILITIES AND OTHER (Notes 5, 6 and 8)     1,738          5,468
                         COMMITMENTS AND CONTINGENCIES (Note 10)
                         SHAREHOLDERS' INVESTMENT (Notes 1 and 12):
                         Common stock, $1.00 par value
                         Shares authorized -- 40,000,000
                         Shares issued and outstanding -- 16,616,364 in 1998
                         and in 1999                                                     16,616         16,616
                         Additional paid-in capital                                      41,019         41,019
                         Accumulated other comprehensive income (loss) (Note 11)         (3,869)         3,583
                         Retained earnings                                              346,673        348,973
                         -------------------------------------------------------------------------------------
                                                                                        400,439        410,191
                         -------------------------------------------------------------------------------------
                                                                                       $853,824       $772,528
                         -------------------------------------------------------------------------------------
                         -------------------------------------------------------------------------------------

                The accompanying notes are an integral part of these consolidated financial statements.

  Q 22

                                                            MARSHALL  INDUSTRIES

                CONSOLIDATED STATEMENTS OF INCOME
                Marshall Industries

------------------------------------------------------------------------------------------------------------------
                         For the Years Ended May 31,                              1997          1998          1999
                         -----------------------------------------------------------------------------------------
                                                                              (In thousands except per share data)
                         Net sales                                          $1,184,604    $1,461,363    $1,722,646
                         Cost of sales                                         988,371     1,232,026     1,457,256
                         -----------------------------------------------------------------------------------------
                         Gross profit                                          196,233       229,337       265,390
                         Selling, general and administrative expenses          128,927       163,556       204,879
                         -----------------------------------------------------------------------------------------
                         Income from operations                                 67,306        65,781        60,511
                         Write-down of equity investment (Note 4)                   --            --        19,500
                         Interest expense (income) and other, net
                         (Note 1)                                               (1,197)        7,480        18,812
                         -----------------------------------------------------------------------------------------
                         Income before income taxes and
                         extraordinary gain                                     68,503        58,301        22,199
                         Provision for income taxes (Notes 1 and 8)             28,850        24,958        19,899
                         -----------------------------------------------------------------------------------------
                         Income before extraordinary gain                       39,653        33,343         2,300
                         Extraordinary gain from termination of joint
                         venture (Net of income taxes of $10,535)
                         (Note 15)                                                  --        14,615            --
                         -----------------------------------------------------------------------------------------
                         NET INCOME                                         $   39,653    $   47,958    $    2,300
                         -----------------------------------------------------------------------------------------
                         -----------------------------------------------------------------------------------------
                         EARNINGS PER SHARE (BASIC):
                         Income per share before extraordinary gain              $2.35         $2.01         $0.14
                         Extraordinary gain per share                               --          0.88            --
                         -----------------------------------------------------------------------------------------
                         -----------------------------------------------------------------------------------------
                         NET INCOME PER SHARE (Note 13)                          $2.35         $2.89         $0.14
                         -----------------------------------------------------------------------------------------
                         -----------------------------------------------------------------------------------------
                         EARNINGS PER SHARE (DILUTED):
                         Income per share before extraordinary gain              $2.33         $1.99         $0.14
                         Extraordinary gain per share                               --          0.87            --
                         -----------------------------------------------------------------------------------------
                         -----------------------------------------------------------------------------------------
                         NET INCOME PER SHARE (Note 13)                          $2.33         $2.86         $0.14
                         -----------------------------------------------------------------------------------------
                         -----------------------------------------------------------------------------------------

                The accompanying notes are an integral part of these consolidated financial statements.

                                                                  Q        23

MARSHALL  INDUSTRIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT Marshall Industries

--------------------------------------------------------------------------------

                                                                                                              Retained
                                                                            Common Stock       Additional     Earnings
                                                                        --------------------    Paid-in      and Other
                                                                          Shares     Amount     Capital     Equity items
                         -----------------------------------------------------------------------------------------------
                                                                                     (Dollars in thousands)
                         BALANCE, MAY 31, 1996                          17,278,864   $17,279    $ 53,653      $259,062
                         Purchase of company stock (Note 10)              (725,000)     (725)    (21,094)           --
                         Exercise of stock options                          62,500        62         531            --
                         Tax benefit from stock options exercised               --        --         521            --
                         Net income                                             --        --          --        39,653
                         -----------------------------------------------------------------------------------------------
                         BALANCE, MAY 31, 1997                          16,616,364    16,616      33,611       298,715
                         Stock options issued (Note 12)                         --        --       7,408            --
                         Other comprehensive loss (Note 11)                     --        --          --        (3,869)
                         Net income                                             --        --          --        47,958
                         -----------------------------------------------------------------------------------------------
                         BALANCE, MAY 31, 1998                          16,616,364    16,616      41,019       342,804
                         Other comprehensive income, net (Note 11)              --        --          --         7,452
                         Net income                                             --        --          --         2,300
                         -----------------------------------------------------------------------------------------------
                         BALANCE, MAY 31, 1999                          16,616,364   $16,616    $ 41,019      $352,556
                         -----------------------------------------------------------------------------------------------
                         -----------------------------------------------------------------------------------------------
                         The accompanying notes are an integral part of these consolidated financial statements.

  Q 24

                                                            MARSHALL  INDUSTRIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                Marshall Industries

----------------------------------------------------------------------------------------------------------------------
                         For the Years Ended May 31,                                     1997         1998        1999
                         ---------------------------------------------------------------------------------------------
                                                                                                (Dollars in thousands)
CASH FLOWS FROM          Net income                                                  $ 39,653    $  47,958    $  2,300
OPERATING                Adjustments to reconcile net income to net cash
ACTIVITIES:              provided by (used for) operating activities:
                             Extraordinary gain from termination of joint venture,
                               net of income taxes                                         --      (14,615)         --
                             Depreciation and amortization                              8,756        9,195      13,070
                             Provision for bad debts                                    2,370        2,540       3,477
                             Write-down of equity investment                               --           --      19,500
                             Loss on equity investment                                     --           --       2,359
                             Gain on sale of facilities, net                               --           --        (281)
                             Interest on note receivable                               (2,421)        (172)         --
                             Change in current assets and liabilities net of
                               business acquired:
                                  Decrease (increase) in receivables                  (29,354)       9,733      (5,562)
                                  Decrease (increase) in inventories                  (43,537)     (24,119)     47,179
                                  Decrease (increase) in prepaid expenses                  --       (1,114)        588
                                  Increase (decrease) in accounts payable              21,463       16,679        (410)
                                  Increase (decrease) in other accrued liabilities,
                                    including salaries and wages                        2,329         (533)     (5,643)
                                  Increase (decrease) in income taxes payable             326       (7,346)      7,770
                             Deferred income tax benefit, net                          (1,431)      (2,541)        738
                             Other                                                       (140)         260          10
                         ---------------------------------------------------------------------------------------------
                               Total adjustments                                      (41,639)     (12,033)     82,795
                         ---------------------------------------------------------------------------------------------
                               Net cash provided by (used for) operating activities    (1,986)      35,925      85,095
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM          Cash consideration paid for acquired business                     --     (174,460)         --
INVESTING                Net proceeds from termination of joint venture                    --       14,615          --
ACTIVITIES:              Investment in Serial System Ltd.                                  --       (7,229)         --
                         Capital expenditures, net                                     (2,706)     (12,216)     (7,441)
                         Proceeds on sale of facilities                                    --           --      11,772
                         Deferred software costs                                         (124)          --          --
                         Other                                                             --          312          35
                         ---------------------------------------------------------------------------------------------
                               Net cash provided by (used in) investing activities     (2,830)    (178,978)      4,366
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM          Net borrowings (repayments) under bank credit lines           50,000       67,787     (84,000)
FINANCING                Net term loan borrowings (repayments)                        (25,000)      79,761      (7,500)
ACTIVITIES:              Purchase of common stock                                     (21,819)          --          --
                         Exercise of stock options                                      1,114           --          --
                         Capitalized financing costs                                       --       (1,384)         --
                         Other                                                             --           (2)         74
                         ---------------------------------------------------------------------------------------------
                               Net cash provided by (used in) financing activities      4,295      146,162     (91,426)
                         ---------------------------------------------------------------------------------------------
                         Net increase (decrease) in cash                                 (521)       3,109      (1,965)
                         Cash at beginning of year                                      2,208        1,687       4,796
                         ---------------------------------------------------------------------------------------------
                         ---------------------------------------------------------------------------------------------
                         Cash at end of year                                         $  1,687    $   4,796    $  2,831
----------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL             Cash paid during the year for the following:
DISCLOSURES OF             Interest                                                  $  1,237    $   7,323    $ 15,156
CASH FLOW                ---------------------------------------------------------------------------------------------
INFORMATION:             ---------------------------------------------------------------------------------------------
                         Income taxes                                              $ 29,558    $  43,911      $ 11,440
                         ---------------------------------------------------------------------------------------------
                         ---------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------
SUPPLEMENTAL             In March 1999, the Company sold its Irvine, California
DISCLOSURE OF            facility for $2.3 million in cash and a $2.5 million
NON-CASH                 non-recourse note due in March 2000. The Company has leased
INVESTING                this facility under a 12-month operating lease. The cash
ACTIVITIES:              proceeds, all future note payments to and lease payments
                         from the Company and the net gain related to this
                         transaction have been deferred until the transaction is
                         complete in March 2000 in accordance with SFAS No. 98, as
                         described in Note 6.

                         The accompanying notes are an integral part of these consolidated financial statements.

                                                                  Q        25

MARSHALL  INDUSTRIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Marshall Industries
                May 31, 1999

NOTE 1.                  NATURE OF OPERATIONS:

SUMMARY OF               Through a network of sales and distribution facilities and
SIGNIFICANT              corporate support and distribution centers in the United
ACCOUNTING               States, Canada and Mexico, the Company supplies and services
POLICIES                 a broad range of products, including semiconductor, passive component, connector and interconnect products, and computer and peripheral products, as well as production supplies.

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

                         EXCESS OF COST OVER FAIR VALUE:

                         Goodwill represents the excess of the purchase price over
                         the fair value of net assets acquired. The goodwill amounts related to the purchase of Sterling and the investment in
                         Eurotronics (see Notes 3 and 4) are being amortized on a
                         straight-line basis over 40 and 30 years, respectively. On an ongoing basis, the Company will evaluate the carrying
                         value and the remaining economic useful life of all
                         goodwill, and will adjust the carrying value and the related amortization period if and when appropriate.

                         INTEREST EXPENSE AND OTHER, NET:

                         Interest income of $2.6 million, $0.4 million and $0.3
                         million is netted against interest expense in fiscal 1997,
                         1998 and 1999, respectively. In addition, amounts for 1998 and 1999 included the amortization of goodwill related to
                         the Company's equity investment in Eurotronics and the
                         Company's portion of SEI's net losses of $0.3 million and
                         $4.0 million, respectively.

                         INCOME TAXES:

                         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No.
                         109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted tax rates.

                         CASH AND ACCOUNTS PAYABLE:

                         The Company's banking arrangements provide for the daily
                         replenishment of its bank accounts for check clearing
                         requirements. Accordingly, outstanding checks of $33.5
                         million and $27.1 million that had not yet been paid by the
                         Company's banks at May 31, 1998 and 1999,

  Q 26

                                                            MARSHALL  INDUSTRIES

NOTE 1.                  respectively, are reflected in cash and accounts payable in
SUMMARY OF               the accompanying consolidated financial statements.
SIGNIFICANT
ACCOUNTING               INVENTORIES:

POLICIES                 The Company values its inventories at the lower of weighted
(CONTINUED)              average cost or market.

                         FOREIGN CURRENCY:

                         Investments held in foreign entities are valued at the exchange rate in effect at the balance sheet date. The
                         Company's pro-rata share of the earnings or loss from the investment in the SEI companies are translated at the monthly average exchange rates.

                         SHAREHOLDERS' INVESTMENT:

                         The Company has authorized 200,000 shares of no par value preferred stock, of which none was outstanding at May 31, 1998 or 1999.

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

                         In the second quarter of calendar 1998, the Company
                         established Marshall Industries Investments B.V., a wholly owned subsidiary incorporated in the Netherlands, which
                         holds a 16% minority interest in Eurotronics as discussed in
                         Note 4 to the accompanying consolidated financial
                         statements.

                         During the third quarter of fiscal 1998, the Company acquired all of the capital stock of Sterling Electronics
                         Corporation as described in Note 3 to the accompanying consolidated financial statements.

                         During fiscal 1999, the Company established MI Technology
                         Products de Mexico, S. de R.L. de C.V. in order to conduct sales in Mexico.

                         The Company is engaged in one business, the sales and
                         distribution of electronic components, passive and connector components, computer products and production supplies.

                                                                  Q        27

MARSHALL  INDUSTRIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Marshall Industries
                May 31, 1999

NOTE 2.                  On June 25, 1999, the Company entered into a definitive
PROPOSED                 agreement to merge with Avnet, one of the world's largest
AVNET                    industrial distributors of electronic components and
ACQUISITION OF           computer products, with net sales in the fiscal year ended
MARSHALL INDUSTRIES      July 2, 1999 of $6.3 billion and distribution operations in the Americas, Europe, South Africa and the Asia/Pacific
                         region. Under the terms of the agreement, in connection with the merger, each outstanding share of Marshall common stock will be converted into the right to receive either $39.00 in cash or .81569 shares of the common stock of Avnet, subject to adjustment, or a combination thereof, in exchange for
                         each Marshall share. This proposed acquisition of the
                         Company by Avnet is subject to various regulatory approvals and approval by the shareholders of both companies.
-------------------------------------------------------------------------------------
NOTE 3.                  On January 16, 1998, the Company acquired all of the
ACQUISITION OF           outstanding capital stock of Sterling Electronics
STERLING                 Corporation, a distributor of electronic components, for $21
ELECTRONICS              per share or $169.0 million in cash plus the assumption of
CORPORATION              Sterling's outstanding debt of $55.5 million and other
                         acquisition costs of $5.5 million. This acquisition was
                         accounted for using the purchase method of accounting. The excess of cost over fair market value of the net assets
                         acquired at the date of acquisition was estimated at $120.7 million, which is being amortized over 40 years. Accumulated amortization relating to this goodwill was $1.2 million and
                         $4.2 million at May 31, 1998 and 1999, respectively. The
                         operating results of Sterling are included with those of the
                         Company from the date of acquisition. Sterling's net sales of $140.7 million and $347.0 million were included in the
                         Company's fiscal 1998 and 1999 results, respectively.

                         The following unaudited pro forma information presents a
                         summary of consolidated results of operations of the Company and Sterling as if the acquisition had occurred on June 1,
                         1996 and June 1, 1997, respectively. The unaudited pro forma results include estimates of goodwill amortization and
                         increased interest expense (in thousands, except per share data):

                                                                                        Years Ended May 31,
                                                                                         1997          1998
                        --------------------------------------------------------------------------------------
                        Net sales                                                     $1,535,348    $1,741,163
                        Income before extraordinary gain                                  38,770        32,554
                        Net income                                                        38,770        47,169
                        Income per share before extraordinary gain, basic                   2.30          1.96
                        Net income per share, basic                                         2.30          2.84
                        Income per share before extraordinary gain, diluted                 2.28          1.94
                        Net income per share, diluted                                       2.28          2.81
                        --------------------------------------------------------------------------------------
                        --------------------------------------------------------------------------------------

                         This unaudited pro forma sales and earnings information is not necessarily indicative of the combined results that
                         would have occurred had the acquisition been completed as of such date, nor is it necessarily indicative of results that may occur in the future.

  Q 28

                                                            MARSHALL  INDUSTRIES

NOTE 4.                  During the first quarter of fiscal 1998, the Company
INVESTMENT IN            converted the note receivable from SEI plus accrued interest
EUROTRONICS              into a minority equity interest of 16% in Eurotronics, the holding company for SEI's electronics distribution
                         companies. In connection with this conversion, the Company granted a stock option to SEI, which is exercisable until
                         September 15, 1999, to purchase 874,545 shares of the
                         Company's stock at a price of $34.5685 per share, which was based on the average trading price of the Company's stock
                         for the 90 days preceding the conversion date. The Company has accounted for this investment using the equity method.
                         The Company believes that it has significant influence on
                         the operations of SEI through its board membership and its veto rights on certain significant aspects of the operations of the business. At conversion of the note receivable, the
                         Company's investment, including the value of the stock
                         option at $7.4 million, exceeded the net assets of
                         Eurotronics by $30 million. Goodwill is being amortized over a period of thirty years. Goodwill amortization of $307,000 and $1,622,000 was recorded during fiscal 1998 and 1999,
                         respectively. During fiscal 1998 and fiscal 1999 the Company recorded non-cash currency translation losses of $192,000
                         and $474,000, respectively, on the investment with an
                         offsetting charge against shareholders' investment. The
                         Company recorded $291,000 and $2,359,000 in net losses in
                         fiscal 1998 and 1999, respectively, as its share of SEI's
                         results of operations for such periods. The amortization of goodwill and the Company's share of SEI's operating results are included in "Interest expense (income) and other, net"
                         in the Company's accompanying Consolidated Statements of
                         Income.

                         As reported by Avnet, it has entered into an agreement with the shareholders of Eurotronics to purchase the 84% of
                         Eurotronics not owned by the Company. Due to the significant changes in market conditions affecting the industry,
                         particularly in Europe, the net book value of the Company's
                         16% position in Eurotronics exceeds its current realization value. Accordingly, the Company has written down its
                         investment in Eurotronics to $16.0 million to reflect its
                         estimated current market value. The $19.5 million write-down does not include any income tax benefit and will not affect the pending acquisition of the Company by Avnet as described in Note 2 to these consolidated financial statements.
-------------------------------------------------------------------------------------
NOTE 5.                  In April 1998, the Company purchased 17,814,138 shares,
INVESTMENT IN            comprising approximately 9%, of the common stock of Serial
SERIAL                   Systems Ltd., an electronic components distributor based in
SYSTEMS, LTD.            Singapore, the shares of which are traded on the Stock
                         Exchange of Singapore. The purchase price for the shares,
                         which were newly issued shares, was $7.2 million. In
                         connection with this transaction, Marshall and Serial
                         entered into a joint marketing agreement to increase each
                         company's ability to service the global marketplace. The
                         investment in Serial is accounted for as marketable
                         securities available for sale. Consequently, the investment in Serial was written down by $3.6 million to $3.6 million at May 31, 1998 due to the market decline of Serial's common stock and the decline of the Singapore dollar to the U.S.
                         dollar. In May 1999, Serial issued a one-third stock
                         dividend to all of its shareholders which increased the
                         number of shares held by the Company to 23,752,184 shares, comprising approximately 9% of the common stock of Serial as of May 31, 1999. As of May 31, 1999, the investment in
                         Serial is carried at $14.6 million due to an increase in its stock price. The Company did not record a tax benefit in
                         fiscal 1998 as a result of the investment write-down, but
                         recorded tax expense of $3.0 million in other comprehensive income in fiscal 1999 related to the total investment gain over cost of $7.4 million. These adjustments are reflected in the Company's shareholders' investment in accordance with
                         SFAS No. 115, "Accounting for Certain Investments in Debt
                         and Equity Securities."

                                                                  Q        29

MARSHALL  INDUSTRIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Marshall Industries
                May 31, 1999

NOTE 6.                  In October 1998, the Company sold its Dallas, Texas facility
SALES OF                 for cash proceeds of $2.6 million. The facility had been
FACILITIES               leased to a third party. The gain recorded on the sale of
                         the Dallas facility was $0.8 million.

                         In March 1999, the Company received $5.1 million for the
                         sale of its Milpitas, California facility. The Company has leased this facility under a five-year operating lease. This sale is accounted for as a sale-leaseback transaction under
                         SFAS No. 98, "Accounting for Leases." SFAS No. 98 requires that the Company recognize any gain in excess of the present value of the minimum lease payments, with the remaining gain allocated over the term of the lease. The gain recognized in fiscal 1999 was not material to the Company's financial
                         position or results of operations. The remaining gain to be allocated over the term of the lease amounted to $2.5
                         million. The future minimum lease payments under the terms of this lease are as follows:

                                                                              (In thousands)
                        --------------------------------------------------------------------
                        Year Ending May 31,                                           Amount
                        --------------------------------------------------------------------
                        2000                                                          $  593
                        2001                                                             593
                        2002                                                             593
                        2003                                                             593
                        2004                                                             544
                        --------------------------------------------------------------------
                        Total                                                         $2,916
                        --------------------------------------------------------------------
                        --------------------------------------------------------------------

                         In March 1999, the Company also sold its Irvine, California facility for $2.3 million in cash and a $2.5 million
                         non-recourse note due in March 2000. The Company has leased this facility under a 12-month operating lease. This
                         transaction is accounted for under the financing method of sale-leaseback accounting in accordance with SFAS No. 98.
                         The financing method requires that the cash proceeds on the sale, the payments received on the note and the lease
                         payments made, net of imputed interest expense, be deferred until the transaction is complete in March 2000. At that
                         time, the total net gain of $3.0 million will be recognized.
                         At May 31, 1999, the deferred balance for this transaction totaled $2.2 million.

  Q 30

                                                            MARSHALL  INDUSTRIES

NOTE 7.                  Long-term debt consists of the following (in thousands):
LONG-TERM DEBT

                                                                                            May 31,
                                                                                        1998        1999
                        ----------------------------------------------------------------------------------
                        Bank credit lines                                             $153,000    $ 69,000
                        Term loan                                                      100,000      92,500
                        ----------------------------------------------------------------------------------
                                                                                       253,000     161,500
                        Less current portion                                             7,500      17,500
                        ----------------------------------------------------------------------------------
                                                                                      $245,500    $144,000
                        ----------------------------------------------------------------------------------
                        ----------------------------------------------------------------------------------

                         Bank Credit Lines

                         Concurrent with the acquisition of Sterling, the Company
                         entered into an agreement for a $325 million unsecured
                         credit facility expiring in November 2002 with a group of
                         banks (the "Agreement") to finance the purchase of Sterling, retire all existing debt of both companies and provide for ongoing working capital requirements. The credit facility
                         consists of a $100 million term loan and a revolving
                         facility of $225 million. The facility, which replaced the
                         Company's previous bank line of credit, provides for
                         interest on borrowings at either LIBOR plus a margin or at a prime rate of interest. At May 31, 1999, the prime rate was
                         7.75%. The facility is subject to a commitment fee on the
                         unused line of credit and has no compensating balance
                         requirements. Both the LIBOR margin on the borrowing and the fees on the unused line of credit are based on the Company's ratio of total funded debt to operating cash flow, as
                         defined in the Agreement, calculated on a rolling four
                         quarter basis. Based on the Company's performance under this calculation, the LIBOR margin on borrowings is expected to range from .375% to .950%, and fees for the unused line of credit will range from .125% to .375%.

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

                         Term Loan

                         Beginning February 28, 1999, there were quarterly reductions on the $100 million term loan portion of the credit facility totaling $7.5 million for fiscal 1999 and increasing in
                         amounts from $17.5 million in the aggregate for fiscal 2000 to a total reduction of $100 million over the term of the
                         Agreement.

                                                                  Q        31

MARSHALL  INDUSTRIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Marshall Industries
                May 31, 1999

NOTE 7.                  Interest Rate Swap Agreements
LONG-TERM DEBT
(CONTINUED)              At May 31, 1999, the Company had interest rate swap
                         agreements with two banks for the notional amounts of $40
                         million and $30 million to manage variable interest rate
                         exposure. The agreements expire in January 2003 and are
                         accounted for as hedge instruments. The Company agreed to
                         exchange, at quarterly intervals, the difference between the
                         Company's floating rate interest obligations with fixed pay rates of 5.775% and 5.725% per annum, respectively. The
                         notional amounts of these agreements do not represent
                         amounts exchanged by the parties, and thus, are not a
                         measure of the exposure to the Company. During fiscal 1999, the Company reduced the notional amounts of the currently
                         existing agreements and terminated two other swap
                         agreements. Fees paid to reduce the notional amounts and
                         terminate the swap agreements were not material to the
                         Company's position or results of operations. Additional
                         interest expense resulting from these agreements totaled
                         $0.5 million in fiscal 1999.

                         Maturities of long-term debt

                         The maturities of long-term debt are as follows:

                                                                                 (In thousands)
                         ----------------------------------------------------------------------
                         Fiscal Year Ended May 31,                                       Amount
                         ----------------------------------------------------------------------
                         2000                                                          $ 17,500
                         2001                                                            22,500
                         2002                                                            32,500
                         2003                                                            89,000
                         ----------------------------------------------------------------------
                                                                                       $161,500
                         ----------------------------------------------------------------------
                         ----------------------------------------------------------------------

                         Fair Value

                         The Company's bank credit lines and term loan approximate fair value as they bear floating interest rates.

  Q 32

                                                            MARSHALL  INDUSTRIES

NOTE 8.                  The provision for income taxes consists of the following (in thousands):
INCOME TAXES             -----------------------------------------------------------------------------------------
                         Current:                                                     1997       1998       1999
                         -----------------------------------------------------------------------------------------
                         Federal                                                     $23,386    $26,292    $15,520
                         State                                                         6,895      6,660      3,641
                         -----------------------------------------------------------------------------------------
                                                                                      30,281     32,952     19,161
                         -----------------------------------------------------------------------------------------
                         Deferred:
                         Federal                                                      (1,144)     2,247      1,251
                         State                                                          (287)       294       (513)
                         -----------------------------------------------------------------------------------------
                                                                                      (1,431)     2,541        738
                         -----------------------------------------------------------------------------------------
                         Total                                                       $28,850    $35,493    $19,899
                         -----------------------------------------------------------------------------------------
                         -----------------------------------------------------------------------------------------
                         The difference between the income tax provision at the Federal statutory rate and the recorded income tax provision is reconciled as follows (in thousands):
                         -----------------------------------------------------------------------------------------
                                                                                      1997       1998       1999
                         -----------------------------------------------------------------------------------------
                         Computed Federal income taxes at the statutory rate         $23,976    $29,208    $ 7,770
                         Permanent items -- goodwill amortization                         --         --      1,851
                         State income taxes, net of Federal income tax benefit         4,295      5,207      2,033
                         Temporary difference not benefitted                              --         --      7,800
                         Other, net                                                      579      1,078        445
                         -----------------------------------------------------------------------------------------
                         Provision for income taxes                                  $28,850    $35,493    $19,899
                         -----------------------------------------------------------------------------------------
                         -----------------------------------------------------------------------------------------
                         As of May 31, 1998 and 1999, deferred tax assets (liabilities) were comprised of the following (in thousands):
                         -----------------------------------------------------------------------------------------
                                                                                                 1998       1999
                         -----------------------------------------------------------------------------------------
                         Operating reserves                                                     $14,854    $11,250
                         Tax depreciation in excess of book amounts                              (3,255)    (2,014)
                         Deferred gain on sale of buildings                                          --      1,575
                         Capitalization of inventory costs for income tax purposes                1,253      1,249
                         State tax provision                                                      1,921        617
                         Write-down equity investment                                                --      7,800
                         Provision for unrealized gain on investment                                 --     (3,000)
                         Vacation expense accrued for book purposes                               1,151      1,272
                         Other, net                                                               5,210      6,447
                         Valuation allowance                                                         --     (7,800)
                         -----------------------------------------------------------------------------------------
                         Total net deferred tax asset                                           $21,134    $17,396
                         -----------------------------------------------------------------------------------------
                         -----------------------------------------------------------------------------------------

                         As of May 31, 1999, the Company had total deferred tax
                         assets of $21.0 million and total deferred tax liabilities of $3.6 million. The valuation allowance against deferred
                         tax assets at May 31, 1999 relates to a write-down in an
                         equity investment where no tax benefits have been recorded.

                                                                  Q        33

MARSHALL  INDUSTRIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Marshall Industries
                May 31, 1999

NOTE 9.                  TAX DEFERRED PROFIT SHARING PLAN:
EMPLOYEE BENEFIT
PLANS                    Effective October 1, 1998, the Sterling Electronics
                         Corporation 401(k) Plan was merged with the Marshall
                         Industries Tax Deferred Profit Sharing Plan (the "Plan").
                         Under the provisions of the Plan, participating employees
                         may defer from two to fifteen percent, with certain
                         limitations, of their earnings, and such amount is deposited in a nonforfeitable, fully vested trust account for the
                         employees' benefit. The Company contributes quarterly an
                         amount equal to 50 percent of the employees' contributions, limited to 3% of each such employee's earnings for the
                         quarter. Forfeitures of matching contributions are used to reduce the employer's matching contributions. Company
                         contributions may be limited to the extent of net profits
                         and must be invested in the Company's outstanding shares. At
                         May 31, 1999, the Plan owned less than 2% of the Company's outstanding shares. Company contributions to the Plan
                         amounted to $1.2 million in 1997, $1.4 million in 1998 and
                         $1.9 million in 1999.

                         EMPLOYEE COMPENSATION PLANS:
                         Sterling has supplemental compensation plans for certain key employees. These plans provide certain benefits upon
                         retirement or termination. The expense related to these
                         plans for fiscal year 1998 and 1999 are not material to the
                         Company's results of operations.
-------------------------------------------------------------------------------------
NOTE 10.                 LEASE COMMITMENTS:
COMMITMENTS AND
CONTINGENCIES            The Company leases certain facilities and equipment under
                         operating leases expiring at various dates through fiscal
                         year 2007. The aggregate rent expense for all operating
                         leases was $2.6 million in 1997, $4.0 million in 1998 and
                         $7.3 million in 1999.

                         The future minimum lease payments under all leases are shown below (in thousands):

                                                                                      Operating Leases
                         -----------------------------------------------------------------------------
                         Year Ending May 31,
                         2000                                                             $ 5,090
                         2001                                                              4,083
                         2002                                                              3,305
                         2003                                                              2,305
                         2004                                                              1,817
                         Thereafter                                                        2,145
                         -----------------------------------------------------------------------------
                                                                                          $18,745
                         -----------------------------------------------------------------------------
                         -----------------------------------------------------------------------------

                         STOCK BUY-BACK:
                         During fiscal 1997, the Company purchased 725,000 shares of the Company's common stock at an aggregate amount of $21.8 million under the stock repurchase plan authorized by the
                         Board of Directors in May 1996.
                         LITIGATION:
                         In February 1999, a lawsuit was filed against the Company
                         under the private citizen enforcement provisions of the
                         California Safe Drinking Water and Toxic Enforcement Act of
                         1986 or "Proposition 65," Cal. Health & Safety Code Sections
                         25249.5-25249.13, and under the California Unfair
                         Competition Act, Cal. Bus. & Prof. Code Section 17200. This
                         lawsuit was settled in May 1999. The results of the
                         settlement were not material to the Company's financial
                         position or results of operations.
                         There are currently no material pending legal proceedings to which the Company or any of its subsidiaries is a party.

  Q 34

                                                            MARSHALL  INDUSTRIES

NOTE 10.                 INCOME TAXES:
COMMITMENTS AND
CONTINGENCIES            During fiscal 1997, the Internal Revenue Service ("IRS")
(CONTINUED)              completed its examination of the Company's Federal income
                         tax returns for taxable years 1991 through 1994 which
                         resulted in the issuance of a deficiency notice seeking
                         additional taxes. This assessment was appealed by the
                         Company at the administrative appeals level. During fiscal
                         1999, the IRS concluded its review of this administrative
                         appeal in favor of the Company on all of the material issues and the final assessment did not have a material impact on the Company's financial position or results of operations.
-------------------------------------------------------------------------------------
NOTE 11.                 During fiscal 1999, the Company adopted SFAS No. 130,
COMPREHENSIVE INCOME     "Reporting Comprehensive Income," which requires disclosure of comprehensive income defined as the aggregate change in shareholders' equity excluding changes in ownership
                         interests. The Company recognized comprehensive income as
                         follows (in thousands):

                         ----------------------------------------------------------------------------------------
                                                                                   1997         1998         1999
                         ----------------------------------------------------------------------------------------
                         Net income                                             $39,653      $47,958      $ 2,300
                         Foreign currency translation loss                           --         (228)        (918)
                         Unrealized gain (loss) on Serial System, Ltd.               --       (3,641)      11,370
                         Tax provision on gain on Serial System Ltd.                 --           --       (3,000)
                         ----------------------------------------------------------------------------------------
                         Comprehensive income                                   $39,653      $44,089      $ 9,752
                         ----------------------------------------------------------------------------------------
                         ----------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------
NOTE 12.                 The Company has two active stock option plans which provide
STOCK OPTIONS            for the granting of incentive and nonqualified stock options covering 1,100,000 shares of common stock. There was one
                         other plan, which was inactive with respect to the granting of new options, during the periods reported. Nonqualified
                         stock options may have an exercise price which is less than market value at the date of grant; incentive stock options must have an exercise price equal to market value at the
                         date of grant. There were 35,000, 250,000 and 260,000
                         options granted in fiscal 1997, 1998 and 1999, respectively, at exercise prices ranging from $17.625 to $35.625 per
                         share. At May 31, 1999, 218,750 shares were available for
                         additional grants.
                         In March and April 1999, the Company reduced the exercise
                         price of 455,000 stock options outstanding from market value at date of grant to $17.625 per share. The market price of the Company's common stock was $14.625 as of the March
                         repricing and $17.00 as of the April repricing. In fiscal
                         1999, the Company did not record any compensation expense
                         related to these repricings since the option price was above market price at the date of repricing.

                                                                  Q        35

MARSHALL  INDUSTRIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Marshall Industries
                May 31, 1999

NOTE 12.                 As permitted by SFAS No. 123, "Accounting for Stock-Based
STOCK OPTIONS            Compensation," effective for fiscal 1999, the Company
(CONTINUED)              continues to account for stock compensation costs in
                         accordance with the provisions of Accounting Principles
                         Board Opinion No. 25, "Accounting for Stock Issued to
                         Employees." Had compensation costs for the Company's stock plans been determined in accordance with SFAS No. 123, the
                         Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands
                         except per share data):

                         ----------------------------------------------------------------------------------------------
                                                                                             1997       1998       1999
                         ----------------------------------------------------------------------------------------------
                         Net income                        As reported                    $39,653    $47,958    $ 2,300
                                                           Pro forma                      $39,490    $47,564    $    (7)
                         Net income per share, basic       As reported                    $  2.35    $  2.89    $  0.14
                                                           Pro forma                      $  2.34    $  2.86    $  0.00
                         Net income per share, diluted     As reported                    $  2.33    $  2.86    $  0.14
                                                           Pro forma                      $  2.32    $  2.84    $  0.00
                         ----------------------------------------------------------------------------------------------
                         ----------------------------------------------------------------------------------------------
                         Because the SFAS No. 123 method of accounting has not been applied to options granted prior to
                         May 31, 1995, the resulting pro forma compensation costs may not be representative of those to be expected in future years.
                         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for options granted in fiscal 1997, 1998 and 1999: risk-free interest rate of approximately 7%, 6% and 5%, respectively; expected dividend yields of 0%; expected volatility of approximately 29%; and
                         expected life of 6 years.
                         The following is a summary of changes in outstanding options for the Company's stock option plans for the three years ended May 31, 1999:

                         ---------------------------------------------------------------------------------------
                                                                                                Weighted-Average
                                                                                      Shares    Exercise Price
                         ---------------------------------------------------------------------------------------
                         OPTIONS OUTSTANDING AT MAY 31, 1996                         483,500        $17.531
                         Options granted                                              35,000         30.089
                         Options exercised                                           (62,500)         9.494
                         Options expired or canceled                                  (5,000)        30.000
                                                                                     -------
                         OPTIONS OUTSTANDING AT MAY 31, 1997                         451,000         19.481
                         Options granted                                             250,000         32.684
                                                                                     -------
                         OPTIONS OUTSTANDING AT MAY 31, 1998                         701,000         24.190
                         Options granted                                             260,000         19.173
                         Options forfeited                                           (38,750)        27.867
                                                                                     -------
                         OPTIONS OUTSTANDING AT MAY 31, 1999                         922,250        $18.618
                         ---------------------------------------------------------------------------------------
                         ---------------------------------------------------------------------------------------
                         Options exercisable at May 31, 1997                         111,000        $21.138
                         Options exercisable at May 31, 1998                         153,500         23.363
                         OPTIONS EXERCISABLE AT MAY 31, 1999                         253,500         17.982
                         ---------------------------------------------------------------------------------------
                         ---------------------------------------------------------------------------------------

  Q 36

                                                            MARSHALL  INDUSTRIES

NOTE 12.
STOCK OPTIONS

(CONTINUED)
  The following table outlines the detail of options outstanding at May 31,
                1999:

                         --------------------------------------------------------------------------------------------------------
                                                                             Weighted-Average   Exercisable     Weighted-Average
                           Number                         Weighted-Average      Remaining            at        Exercise Price of
                         of Options     Option Price       Exercise Price    Contractual Life   May 31, 1999   Exercisable Shares
                         --------------------------------------------------------------------------------------------------------
                          260,000          $14.00             $ 14.00              11.9            50,000           $ 14.00
                          455,000          17.625              17.625               7.9           147,500            17.625
                          186,250      23.375 - 35.625         28.585               8.8            35,000            30.634
                           21,000       8.675 - 8.90             8.89               1.7            21,000              8.89
                         --------------------------------------------------------------------------------------------------------
                          922,250     $8.675 - $35.625        $18.618               9.1           253,500           $17.982
                         --------------------------------------------------------------------------------------------------------
                         --------------------------------------------------------------------------------------------------------

                  The difference between the quoted market value of the shares at the date of grant and the option price for grants made under the nonqualified plans is charged to income as compensation expense over the vesting periods of the related options. No amounts were charged in fiscal 1997, 1998 and 1999. Options granted vest over periods from four to ten years and are exercisable over periods from ten to twenty years. The income tax effect of any difference between the market price at the grant date and the market price at the exercise date is credited to additional paid-in capital as the options are exercised. Upon a change in control of the Company, all options become fully vested and exercisable.

                  There are an additional 874,545 shares of options outstanding at $34.5685 per share as discussed in Note 4, which expire in September 1999.

-------------------------------------------------------------------------------------
NOTE 13.                 In February 1997, the FASB issued SFAS No. 128, "Earnings
INCOME PER               per Share" (EPS), which requires dual presentation of basic
SHARE                    EPS and diluted EPS, simplifies existing computational
                         guidelines, and increases the comparability of earnings per share on an international basis. SFAS 128 was effective for periods ending after December 15, 1997. All prior periods
                         have been restated.

                                                                  Q        37

MARSHALL  INDUSTRIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Marshall Industries
                May 31, 1999

NOTE 13.
INCOME PER
SHARE

(CONTINUED)
  Income, average weighted shares outstanding and earnings per share data as restated for SFAS No. 128 are as follows (in thousands, except per share data):

                        ----------------------------------------------------------------------------------
                                                               For the Years Ended May 31,
                                               -----------------------------------------------------------
                                                           1997                           1998
                                               ----------------------------   ----------------------------
                                                                  Per Share                      Per Share
                                               Income    Shares    Amount     Income    Shares    Amount
                        ----------------------------------------------------------------------------------
                        BASIC EARNINGS PER
                          SHARE
                          Income before
                            extraordinary
                            gain               $39,653   16,861     $2.35     $33,343   16,616     $2.01
                          Extraordinary gain        --       --        --      14,615   16,616      0.88
                          Net income            39,653   16,861      2.35      47,958   16,616      2.89
                          Options                   --      136                    --      156        --
                        ----------------------------------------------------------------------------------
                        DILUTED EARNINGS PER
                          SHARE
                          Income before
                            extraordinary
                            gain               $39,653   16,997     $2.33     $33,343   16,772     $1.99
                          Extraordinary gain        --       --        --      14,615   16,772      0.87
                          Net income            39,653   16,997      2.33      47,958   16,772      2.86
                        ----------------------------------------------------------------------------------
                        ----------------------------------------------------------------------------------

                        ---------------------  ----------------------------
                                               For the Years Ended May 31,
                                               ----------------------------
                                                           1999
                                               ----------------------------
                                                                  Per Share
                                               Income    Shares    Amount
                        ---------------------  ----------------------------
                        BASIC EARNINGS PER
                          SHARE
                          Income before
                            extraordinary
                            gain               $ 2,300   16,616     $0.14
                          Extraordinary gain        --      --         --
                          Net income             2,300   16,616      0.14
                          Options                            44
                        -------------------------------------------------------------
                        DILUTED EARNINGS PER
                          SHARE
                          Income before
                            extraordinary
                            gain               $ 2,300   16,660     $0.14
                          Extraordinary gain        --      --         --
                          Net income           $ 2,300   16,660     $0.14
                        ------------------------------------------------------------------------
                        ----------------------------------------------------------------------------------

  The effect of this accounting change on previously reported earnings per share
                (EPS) data was as follows:

                        --------------------------------------------------------------------------------
                                                                                      For the Year Ended
                                                                                         May 31, 1997
                        --------------------------------------------------------------------------------


                        PER SHARE AMOUNTS
                          Diluted EPS as reported                                                  $2.32
                          Effect of SFAS No. 128                                                     .01
                                                                                                   -----
                          Diluted EPS as restated                                                  $2.33
                        --------------------------------------------------------------------------------

                         Options to purchase 1,059,545 shares of common stock at
                         option prices ranging from $23.375 to $35.625 per share were outstanding as of May 31, 1999, but were not included in the computation of diluted EPS because the options' exercise
                         price was greater than the average market price of the
                         common shares for the year ended May 31, 1999. The options expire on September 15, 1999 through July 31, 2008.
                         In fiscal 1998, options to purchase 115,000 shares of common stock at $35.625 and $35.875 per share were outstanding as of May 31, 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares for the year ended May 31, 1998.
                         In fiscal 1997, options to purchase 50,000 shares of common stock at $35.875 per share were outstanding as of May 31,
                         1997, but were not included in the computation of diluted
                         EPS because the options' exercise price was greater than the average market price of the common shares for the year ended
                         May 31, 1997.

  Q 38

                                                            MARSHALL  INDUSTRIES

NOTE 14.                 The Company is engaged in the distribution of industrial
BUSINESS                 electronic components, passive and connector components,
SEGMENT                  computer products and production supplies through a
                         nationwide network of sales and distribution facilities. In the opinion of management, the Company's products are
                         identifiable to only one segment.

                         The Company's Canadian and Mexican operations are currently not material to its results of operations or financial
                         position.

                         The Company's revenues are derived from four main product lines as described below (in thousands of dollars):

                         -----------------------------------------------------------------------------------------
                                                                               1997          1998          1999
                         -----------------------------------------------------------------------------------------
                         Semiconductors                                     $  850,647    $  940,645    $1,064,847
                         Passive Components, Connectors and
                         Interconnect Products                                 128,667       203,204       294,874
                         Computer and Peripheral Products                      134,062       241,048       292,222
                         Industrial Production Supplies                         71,229        76,466        70,703
                         -----------------------------------------------------------------------------------------
                                                                            $1,184,604    $1,461,363    $1,722,646

-------------------------------------------------------------------------------------
NOTE 15.                 In August 1996, the Company formed a joint venture with Wyle
ACCORD CONTRACT          Electronics ("Wyle"), another distributor of semiconductors
SERVICES JOINT           and computer products. The venture, known as Accord Contract
VENTURE                  Services LLC ("Accord"), was 50% owned by each of the
                         Company and Wyle.

                         On or about August 6, 1997 Raab Karcher AG, an indirect
                         wholly owned subsidiary of VEBA AG, consummated a tender
                         offer for all or substantially all of the common stock of
                         Wyle. Under the terms of the Agreement, such a change in the ownership of Wyle entitled the Company, at its option, to
                         initiate the dissolution of Accord. In such event, the
                         Agreement provided that the Company was entitled to receive termination fees in the aggregate amount of approximately
                         $25 million from Wyle. The Company elected to terminate the joint venture and received a termination fee of $25.1
                         million on September 30, 1997, which was recorded in the
                         Company's second quarter fiscal 1998 results of operations as an extraordinary item, net of the related income taxes.

-------------------------------------------------------------------------------------
NOTE 16.                 In February 1999 the Board of Directors adopted a
SHAREHOLDER              Shareholder Rights Plan. The Plan was designed to protect
RIGHTS PLAN              all shareholders of the Company against hostile acquirers
                         who may seek to take advantage of the Company without paying all shareholders of the Company a full and fair price. As
                         part of this Plan, a special type of dividend was declared on the common stock of the Company in the form of a
                         distribution of rights to all shareholders of record on
                         February 19, 1999.

                                                                  Q        39

MARSHALL  INDUSTRIES

                FORM 10-K
                Marshall Industries
                Year Ended May 31, 1999

                         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                                  ACCOUNTING AND FINANCIAL DISCLOSURE
                                    NONE
-------------------------------------------------------------------------------------
                         PART III
                         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                         The following table sets forth certain information as of July 31, 1999 with respect to those persons who are directors and executive officers of the Company

                         ------------------------------------------------------------------------------------------
                                                                                               Shares of Common
                                                                                              Stock Beneficially
                                                                                                   Owned(2)
                                                                                            -----------------------
                                                                                            Amount and
                                                                                            Nature of      Percent
                                                                                            Beneficial       of
                         Name                             Age          Position(1)          Ownership       Class
                         ------------------------------------------------------------------------------------------
                         Gordon S. Marshall.............  79    Chairman of the Board         284,030        1.7%
                         Robert Rodin...................  45    Director, President and       166,000(3)       *
                                                                  Chief Executive Officer
                         Richard D. Bentley.............  59    Director and Executive          9,584          *
                                                                  Vice President
                         Henry W. Chin..................  52    Vice President, Finance,       57,250(4)       *
                                                                  Chief Financial Officer
                                                                  and Secretary
                         Richard C. Colyear.............  60    Director                        3,250(5)       *
                         Jean Fribourg..................  54    Director                          500          *
                         Lathrop Hoffman................  74    Director                        5,450(5)(6)    *
                         Jose Menendez..................  62    Director                          500          *
                         Raymond G. Rinehart............  77    Director                        5,450(5)(7)    *
                         Howard C. White................  58    Director                        3,050(5)(8)    *
                         ------------------------------------------------------------------------------------------

                         *  Represents less than 1%.
                         (1) Each director is elected to serve until the next annual meeting of shareholders or until his successor is elected to the Board. Each officer serves at the pleasure of the
                             Board.
                         (2) Except as provided under state community property laws and unless otherwise indicated, each nominee has sole voting and investment power with respect to the shares shown as
                             beneficially owned by him.
                         (3) Includes 137,500 shares which are subject to options
                             that are presently exercisable or become exercisable within
                             60 days of July 31, 1999.
                         (4) Includes 51,250 shares which are subject to options that are presently exercisable or become exercisable within 60
                             days of July 31, 1999.
                         (5) Includes 1,250 shares which are subject to options that are presently exercisable.
                         (6) Includes 200 shares held by Mr. Hoffman's wife.
                         (7) Includes 2,600 shares held in a revocable trust for
                             which Mr. Rinehart is the trustee.
                         (8) Includes 400 shares which are held in the retirement
                             account of Mr. White's wife.

  Q 40

                                                            MARSHALL  INDUSTRIES

                         Mr. Marshall is the founder of the Company and has been its
                         Chairman of the Board since October 1954 and was Chief
                         Executive Officer of the Company until April 1994.
                         Additionally, he served as President of the Company from
                         April 1982 to June 1992. Mr. Marshall is also a member of
                         the Board of Amistar Corporation.
                         Mr. Rodin has served as a director of the Company since
                         October 1992. He has been the President since June 1992 and
                         Chief Executive Officer of the Company since April 1994. He joined the Company in 1983 and was promoted to Vice
                         President in October 1988 and Senior Vice President in
                         August 1989.
                         Mr. Bentley has served as a director of the Company since
                         October 1992. He has been Executive Vice President of the
                         Company since August 1989. He joined the Company in 1978 and was promoted to Vice President in October 1986 and Senior
                         Vice President in April 1988.
                         Mr. Chin has served as the Vice President, Finance and Chief
                         Financial Officer of the Company since October 1991. He
                         joined the Company as Corporate Controller in November 1984 and was promoted to Vice President in August 1989. Mr. Chin is a Certified Public Accountant.
                         Mr. Colyear has served as a director of the Company since
                         August 1991. Since 1989, Mr. Colyear has been President of
                         Colyear Development Corporation, a privately held real
                         estate firm which develops and operates both office and
                         industrial properties. From 1967 to 1989, Mr. Colyear was
                         employed by Security Pacific National Bank in various
                         capacities, including First Vice President, in connection
                         with its commercial lending activities.
                         Mr. Fribourg has served as a director since October 1994 and since 1992 has been the Chief Executive Officer of SEI, one of the largest electronic components distributors in Europe, and is a member of the Executive Boards of SEI and Sonepar
                         Distribution. During the last ten years, Mr. Fribourg has
                         held several management and executive positions with Sonepar and SEI, including SEI Country Manager (Spain) and Sonepar
                         Distribution Country Manager (Spain and Portugal). On
                         September 9, 1998, Mr. Fribourg was appointed as Chevalier
                         Dans L'ordre National du Merite by the President of the
                         Republic of France.
                         Mr. Hoffman has served as a director since August 1984. For more than 25 years, Mr. Hoffman, through several
                         corporations, has and continues to own and operate
                         automobile dealerships in Southern California including
                         Acura, General Motors, Honda, Isuzu and Saturn. Mr. Hoffman
                         is also Chairman of the Board of Granite State Bank
                         (formerly The Bank of Monrovia) in Monrovia, California.
                         Mr. Menendez has served as a director since October 1994 and has been the Chairman of the Executive Board of SEI since
                         1990. Mr. Menendez served as the Chairman of the Executive
                         Board of Sonepar from 1991 to January 1, 1999. Since January
                         1, 1999, Mr. Menendez has served on the Supervisory Board of
                         Sonepar. Mr. Menendez also has held the position of Managing
                         Director and since 1992 has been a member of the Executive
                         Board of Sonepar, S.A. Mr. Menendez has held management and executive positions with the Sonepar companies for over
                         twenty years.
                         Mr. Rinehart has been a director of the Company since 1982.
                         Mr. Rinehart formerly served as Chairman of the Executive
                         Committee of the Board of Directors, Chairman of the Board,
                         President and Chief Executive Officer of Clow Corporation.
                         For more than the last 5 years, Mr. Rinehart has been the
                         Chairman of the Board of RGR Enterprises, and is a director of Goshen Rubber Co.

                                                                  Q        41

MARSHALL  INDUSTRIES

                FORM 10-K
                Marshall Industries
                Year Ended May 31, 1999

                         Mr. White has been a director since January 1992. From 1965 to 1991, Mr. White was associated with the international
                         accounting and consulting firm of Andersen Worldwide. Until his retirement in 1991, Mr. White was Managing Director of
                         Finance for Arthur Andersen's worldwide business unit and
                         had also served as Managing Partner, Accounting, Audit and
                         Financial Consulting Practice, Los Angeles/Southern
                         California, Hawaii and Nevada. Mr. White is currently
                         President of White & White LLC, a financial and business
                         consulting services company.

                         SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

                         Based on its review of copies of Forms 3, 4 and 5 filed by the officers and directors of the Company with the
                         Securities and Exchange Commission, the Company believes
                         that all such Forms required to be filed with respect to the fiscal year ended May 31, 1999 were timely filed pursuant to
                         Section 16 of the Securities Exchange Act.
-------------------------------------------------------------------------------------
                         ITEM 11.  EXECUTIVE COMPENSATION

                         The following table provides certain summary information
                         concerning the compensation for the last three fiscal years of the Chief Executive Officer and each of the other
                         executive officers of the Company (the "named executive
                         officers"):
                                          SUMMARY COMPENSATION TABLE

                                                                     Annual                      Long-Term
                                                                 Compensation(1)              Compensation(2)
                                                        ---------------------------------    ------------------
                              Name and Principal        Fiscal                 Incentive     Stock Options (No.
                                   Position              Year      Salary     Payments(3)      Of Options)(4)
                         --------------------------------------------------------------------------------------
                         Gordon S. Marshall(7)           1999     $555,000     $ 47,816                --
                         Chairman of the Board           1998      555,000       84,816                --
                                                         1997      542,500      153,630                --

                         Robert Rodin(7)                 1999     $925,008     $179,693(8)         50,000(9)
                         Director, President and         1998      837,503      222,872(8)         65,000(10)
                         Chief Executive Officer         1997      750,000      313,846(8)             --

                         Richard D. Bentley              1999     $361,000     $ 82,952(8)             --
                         Director and Executive          1998      361,000       55,169                --
                         Vice President                  1997      361,000      102,932                --

                         Henry W. Chin                   1999     $262,429     $ 73,009(8)         15,000(9)
                         Vice President Finance,         1998      253,702       87,845(8)         15,000(10)
                         Chief Financial                 1997      239,000       93,144(8)         15,000(10)
                         Officer and Secretary
                         --------------------------------------------------------------------------------------


                              All Other
                          Compensation(5)(6)
                          ------------------
                               $ 4,800
                                 4,800
                                 4,750

                               $ 6,130
                                 5,930
                                58,784(11)

                               $ 9,720
                                 9,720
                                29,374(11)

                               $ 5,388
                                 5,657
                                22,315(11)
                         --------------------------------------

                         (1) The amounts included in this column for each of the
                             named executive officers do not include the value of certain perquisites which in the aggregate did not exceed the lower of $50,000 or 10% of each named executive's aggregate fiscal 1997, 1998 or 1999 salary and bonus compensation.
                         (2) The Company did not make any payments or awards
                             that would be classifiable under the "Restricted
                             Stock Award" and "LTIP Payout" columns otherwise required to be included in the table by the applicable Securities and Exchange Commission disclosure rules.
                         (3) The Company has a profit sharing plan in which all
                             full-time employees are participants and is based on the Company's pre-tax profits. Under this profit sharing plan, the Company's officers can earn up to 80% of their base salaries as incentive compensation.


  Q 42

                                                            MARSHALL  INDUSTRIES

                         (4) There were no individual grants of stock options in
                             tandem with stock appreciation rights ("SAR's") or
                             freestanding SAR's made during the fiscal years ended
                             May 31, 1997, 1998 or 1999 to the above-named executive
                             officers.
                         (5) Includes amounts contributed by the Company under the
                             Marshall Industries Tax Deferred Profit Sharing Plan which provides for participation by any employee of Marshall
                             who has completed approximately six months of
                             employment. Each participant may defer from 2% to 15% of
                             his earnings each payroll period, the amount of which is
                             placed by the Company in a nonforfeitable, fully vested
                             account on the employee's behalf. Under the tax laws,
                             the maximum amount which can be deferred for calendar
                             years 1997, 1998 and 1999 were $9,500, $10,000 and
                             $10,000, respectively. The Company contributes quarterly
                             an amount equal to 50% of the employee's contributions
                             in the quarter up to a maximum amount equal to 3% of the
                             employee's earnings in the quarter. The vesting for the
                             Company's contributions is at 20% for each year of
                             service with the Company. The employer contributions for
                             fiscal 1999 for Messrs. Marshall, Rodin, Bentley and
                             Chin were $4,800, $5,000, $5,000 and $4,368,
                             respectively.
                         (6) In 1992, the Board authorized increased amounts of life insurance for Messrs. Rodin, Bentley and Chin at a total
                             annual premium cost of approximately $7,000. In
                             addition, because the annual premium for a $1,000,000
                             insurance policy on Mr. Marshall's life would be very
                             substantial, it was deemed preferable to provide a
                             widow's benefit of $200,000 per year to Mrs. Marshall if
                             she survives Mr. Marshall. The present value of that
                             benefit on an actuarial basis is less than $400,000.
                         (7) See "Certain Relationships and Related Transactions"
                             below.
                         (8) In addition to his participation in the Company's profit sharing plan, the Board of Directors awarded Mr. Rodin
                             discretionary bonuses of $100,000 for fiscal years 1997,
                             1998 and 1999. Mr. Rodin's bonuses were paid in the
                             fiscal year awarded. Mr. Bentley was awarded a $50,000
                             discretionary bonus for fiscal 1999. Mr. Chin was
                             awarded discretionary bonuses of $25,000, $50,000 and
                             $50,000 for each of fiscal years 1997, 1998 and 1999,
                             respectively. For Mr. Chin the amount listed for fiscal
                             1997 reflects the $25,000 bonus earned but not paid
                             until fiscal 1998, and the amount listed for fiscal 1998
                             reflects the $50,000 bonus awarded and paid in fiscal
                             1998.
                         (9) Represents shares of stock underlying options granted
                             under the Marshall Industries 1997 Stock Option Plan (the
                             "1997 Stock Option Plan").
                         (10) Represents shares of stock underlying options granted under the Marshall Industries 1992 Stock Option Plan (the
                              "1992 Stock Option Plan").
                         (11) During fiscal 1997 the Company amended its vacation
                              policy. In connection with the change in policy, all
                              employees with vacation accrued in excess of the
                              maximum were given a one time excess vacation payment.
                              Messrs. Rodin, Bentley and Chin received $52,904,
                              $19,904, and $17,124, respectively.

                         STOCK OPTION PLANS

                         Under change in control agreements with the Company's named executive officers, if there is a change in control of the
                         Company, all options become immediately exercisable.
                         Approval by the Company's shareholders of the proposed
                         merger with Avnet will constitute a change in control under such agreements.

                                                                  Q        43

MARSHALL  INDUSTRIES

                FORM 10-K
                Marshall Industries
                Year Ended May 31, 1999

                         STOCK OPTION GRANTS IN LAST FISCAL YEAR
                         The following table provides information with respect to the stock option grants made during the 1999 fiscal year under the Company's stock option plans to the named executive
                         officers:

                        ----------------------------------------------------------------------------------------
                                                                       Individual Grants
                                               -----------------------------------------------------------------
                                                                % of Total
                                                 Number of       Options
                                                Securities      Granted To     Market
                                                Underlying      Employees     Price on      New
                                                  Options       In Fiscal      Grant      Exercise    Expiration
                                               Granted(1)(2)       Year       Date(3)     Price(4)       Date
                        ----------------------------------------------------------------------------------------
                        Robert Rodin..........    50,000           19.2%       $22.75     $17.625       1/20/09
                        Henry W. Chin.........    15,000            5.8%       $25.00     $17.625      10/20/08
                        ----------------------------------------------------------------------------------------

                        ----------------------  ----------------------

                                                Potential Value Annual
                                                Stock Appreciation For
                                                       Options
                                                ----------------------
                                                 5%(5)        10%(5)
                        ----------------------  ----------------------
                        Robert Rodin..........  $554,200    $1,404,485
                        Henry W. Chin.........  $166,260    $  421,350
                        ---------------------------------------------------------

                         (1) Represents options to purchase shares of Common Stock
                         granted under the 1997 Stock Option Plan. The grant date for
                             Messrs. Rodin and Chin was January 20, 1999 and October
                             20, 1998, respectively. Mr. Rodin's and Mr. Chin's stock
                             option grants will become exercisable four years after
                             the grant date with a ten-year option period.
                         (2) Under the terms of the Company's stock option plans, the
                         Compensation Committee retains discretion, subject to plan limits, to modify the terms of outstanding options and
                             to reprice options.
                         (3) At fair market value at date of grant.
                         (4) Mr. Rodin's options were repriced on April 21, 1999. Mr.
                         Chin's options were repriced on March 22, 1999. See "Option
                             Repricing" below.
                         (5) Represents gain that would be realized assuming the
                         options were held for the entire ten-year option period with respect to Mr. Rodin's and Mr. Chin's stock option
                             grants and the stock price increased at annual
                             compounded rates of 5% and 10%.

                         Actual gains, if any, on stock option exercises and Common
                         Stock holdings will be dependent on overall market
                         conditions and on the future performance of the Company and its Common Stock. There can be no assurance that the amounts reflected in this table will be achieved.
                         AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
                         YEAR-END OPTION VALUES

                         The following table provides information concerning the
                         exercise of stock options during the 1999 fiscal year by
                         each of the named executive officers and the fiscal year-end value of their unexercised options.
                         ------------------------------------------------------------

                                                                                 Number of Securities
                                                     Number of                  Underlying Unexercised
                                                      Shares      Aggregate   Options At Fiscal Year End
                                                    Acquired on     Value     ---------------------------
                                   Name              Exercise     Realized    Exercisable   Unexercisable
                         --------------------------------------------------------------------------------
                         Gordon S. Marshall.......      --           --              --             --
                         Robert Rodin.............      --           --         137,500(2)     217,500
                         Richard D. Bentley.......      --           --              --        120,000
                         Henry W. Chin............      --           --          51,250         33,750

                           Value of Unexercised In-
                             The-Money Options at
                              Fiscal Year End(1)
                          ---------------------------
                          Exercisable   Unexercisable
                          ---------------------------
                           $     --       $     --
                            283,250        326,250
                                 --        435,000
                             72,500             --

                         ------------------------------------------------------------
                         (1) Based on the fair market value of the shares or $17.625 per share on the last day of the fiscal year less the
                             exercise price payable for such shares.
                         (2) On October 20, 1998 the Board of Directors voted to
                         accelerate 30,000 of the 120,000 options granted to Mr.
                             Rodin in January 1992.

  Q 44

                                                            MARSHALL  INDUSTRIES

                         EMPLOYEE AGREEMENTS

                         The Company has entered into Change In Control Agreements
                         with its executive officers, Messrs. Marshall, Rodin,
                         Bentley and Chin. Each of these agreements provides that
                         should there be a "change in control" (as defined), and the officer's employment is terminated within twenty four months of any change in control either (i) involuntarily, without just cause, or (ii) voluntarily, if the officer has
                         determined in good faith that his duties have been altered in a material respect or there has been a material reduction in, or shift in the composition of, his compensation or the officer is required to be based at any office or location
                         more than thirty miles from the Company's corporate
                         headquarters immediately preceding the change in control,
                         then upon termination, the officer would be entitled to
                         receive cash compensation subject to a non-compete
                         provision. Approval by the Company's shareholders of the
                         proposed merger with Avnet will constitute a change in
                         control under the agreements.

                         Mr. Marshall's agreement provides for a one-time cash
                         payment equal to the product of five times the greater of
                         the compensation for the last full calendar year or
                         $750,000. The agreements with Messrs. Rodin and Chin provide for a one time payment equal to the product of 36 times the highest monthly base salary paid or payable during the
                         12-month period immediately preceding the month of
                         termination. In addition, Messrs. Rodin and Chin would
                         receive a one-time cash payment equal to the product of
                         three times their average annual bonus for the last three
                         full fiscal years before the change in control date. Mr.
                         Chin's agreement was amended on February 1, 1999 to increase his benefits from two times salary and bonus to three times salary and bonus.

                         Mr. Bentley's agreement provides for a one-time cash payment equal to the product of two times the greater of base
                         salary, bonuses and other compensation for the last full
                         calendar year before Mr. Bentley's termination or $500,000.
                         The agreement with Mr. Bentley also provides that he may
                         elect retirement from the Company at age 59 and become a
                         consultant to the Company at a monthly amount equal to
                         one-twenty fourth of the payment that would have been paid under a change in control, as described above, up to a
                         twenty-four month period. This consulting arrangement with
                         Mr. Bentley would terminate in the event of Mr. Bentley's
                         death or disability.

                         Following such terminations under these agreements, the
                         officers and their families will be entitled to all benefits that are generally applicable to an executive of the Company up to three years for Messrs. Marshall, Rodin and Chin and two years for Mr. Bentley. Pursuant to each of the
                         agreements, upon a change in control, the Company shall
                         cause the vesting of any stock options held to be
                         accelerated to the change in control date and in the case of
                         Mr. Bentley's agreement, the Company shall cause the vesting of any stock options to be accelerated upon his retirement date. The total payments payable under these agreements
                         could be reduced in the event that all or a portion of such payments would be subject to the parachute provisions of
                         Section 280G (limiting deductibility) and Section 4999
                         (providing for an excise tax on the recipient) of the
                         Internal Revenue Code. Such reduction is designed to produce the maximum after-tax benefit to the recipient of the
                         payments.

                         A "change in control" of the Company is generally defined as
                         (i) any approval by the shareholders of any consolidation, merger, reorganization or sale or other disposition of all or substantially all of the assets of the Company (a
                         "Business Combination"), other than a Business Combination in which the holders of the Company's common stock
                         immediately prior to the

                                                                  Q        45

MARSHALL  INDUSTRIES

                FORM 10-K
                Marshall Industries
                Year Ended May 31, 1999

                         Business Combination have at least seventy percent (70%)
                         ownership of the voting capital stock of the surviving
                         corporation immediately after the Business Combination, no person beneficially owns 30 percent or more of the Company's outstanding common stock and at least a majority of the
                         Board of Directors remains in place, (ii) shareholder
                         approval of any plan for the liquidation or dissolution of the Company, (iii) any person becoming the beneficial owner of thirty percent (30%) or more of the Company's outstanding common stock or voting securities and the conditions of
                         clause (iv) below are satisfied within six months
                         thereafter, or (iv) individuals who, as of the date of the agreement, constitute the entire Board of Directors shall
                         cease for any reason to constitute a majority thereof unless the election, or the nomination for election by the
                         Company's shareholders, of each new director was approved by a vote of at least a majority of the directors who were on the Board as of the date of the agreement.

                         Under the terms of the agreements, an officer may be
                         terminated without liability to the Company due to
                         disability or for "cause", defined generally as (i) the
                         willful and continued failure to perform his or her duties, or (ii) the willful engagement in misconduct which is
                         materially injurious to the Company. The agreements will
                         automatically be extended for one additional year at their expiration dates unless terminated earlier due to
                         termination of the officer, death or disability of the
                         officer or both parties agree to terminate the Agreements
                         with six months' written notice prior to the expiration
                         dates.

                         The Company's Articles of Incorporation limit the liability of the Company's directors, officers, and other agents to
                         the extent permitted under California law. On October 22,
                         1996, the Company entered into indemnification agreements
                         with each of its directors and officers: Gordon S. Marshall,
                         Robert Rodin, Richard D. Bentley, Henry W. Chin, Richard C.
                         Colyear, Jean Fribourg, Lathrop Hoffman, Jose Menendez,
                         Raymond G. Rinehart and Howard C. White (each an
                         "Indemnitee"). Pursuant to the indemnification agreements, the Company has agreed to indemnify each Indemnitee to the fullest extent permitted by law against expenses (including attorneys' fees), judgements, fines and/or amounts paid in settlement actually and reasonably incurred by the
                         Indemnitee in connection with actions, suits or proceedings involving the Indemnitee and relating to the Indemnitee's
                         service to the Company. If the Merger is consummated, Avnet has agreed to indemnify each present and former director and officer of the Company and their respective subsidiaries to the full extent permitted by California law. Avnet has also agreed that it will maintain a policy of directors' and
                         officers' liability insurance coverage for up to six years following the Merger on terms no less advantageous than the
                         Company's existing insurance.

                         OPTION REPRICING

                         In March 1999, the Compensation Committee of the Board of
                         Directors (the "Committee") determined that because the
                         then-current market price of the Company's common stock was significantly below the exercise prices of the stock options held by executives and certain key employees of the Company, the options were no longer motivational, nor were they true incentives for such executives and employees and could
                         impact the Company's ability to retain such executives and employees. Therefore, the Committee decided to reprice a
                         number of stock options for executives and certain key
                         employees.

                         In making the decisions about which shares would be
                         repriced, the Committee focused on options that had exercise prices of $24.00 and above which were substantially above
                         current market price. The Committee repriced many of those options to $17.625, which was $3.00 above

  Q 46

                                                            MARSHALL  INDUSTRIES

                         the market price on March 22, 1999. In April 1999, the
                         Committee repriced a number of stock options for a number of other employees and an executive officer who had option
                         grants with exercise prices just below that level. The
                         Committee believed that it was critical to retain these
                         other employees and that as a matter of fairness it would be appropriate to put them on the same level as the executive officers and other key employees whose shares had been
                         repriced. The named executive officers set forth below
                         participated in both the March and the April repricings.

                                                            10-YEAR OPTION REPRICINGS
                                                                                                              Length of
                                                             Number of     Market                             Original
                                                             Securities   Price of    Exercise               Option Term
                                                             Underlying   Stock at    Price at      New       Remaining
                                                              Options      Time of     Time of    Exercise   at Date of
                                Name and         Repricing    Repriced    Repricing   Repricing    Price      Repricing
                           Principal Position      Date         (#)          ($)         ($)        ($)      (# of yrs)
                         -----------------------------------------------------------------------------------------------
                         Robert Rodin..........   4/21/99      50,000        17.00       22.75     17.625           10
                         Director, President      3/22/99      50,000       14.625      35.875     17.625            7
                         and Chief Executive      3/22/99      65,000       14.625      35.063     17.625            9
                         Officer                  3/22/99      50,000       14.625       24.00     17.625            5

                         Henry W. Chin.........   3/22/99      15,000       14.625       25.00     17.625           10
                         Vice President,          3/22/99      15,000       14.625      35.625     17.625            9
                         Finance, Chief           3/22/99      15,000       14.625      30.125     17.625            8
                         Financial Officer and    3/22/99      20,000       14.625      25.250     17.625            6
                         Secretary
                         -----------------------------------------------------------------------------------------------

                          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
                          IN COMPENSATION DECISIONS

                          The members of the Compensation Committee during the 1999
                          fiscal year were Howard White, Richard Colyear, Lathrop
                          Hoffman and Raymond Rinehart. None of the members or former members of the Compensation Committee are officers or
                          employees, or former officers or employees, of the Company or any of its subsidiaries. No interlocking relationship
                          exists between the members of the Board or Compensation
                          Committee and the board of directors or compensation
                          committee of any other company, nor has any such
                          interlocking relationship existed in the past.

                          REMUNERATION OF DIRECTORS

                          Directors who are employees receive no additional
                          compensation for serving as directors. Except for Mr. White, all non-employee directors receive monthly retainers of
                          $1,500. As Chairman of the Compensation Committee, Mr. White
                          receives a monthly retainer of $2,000. In addition, all
                          non-employee directors received $3,000 for each of the four regularly scheduled meetings per year requiring attendance.
                          Additional formal meetings are compensated.

                                                                  Q        47

MARSHALL  INDUSTRIES

                FORM 10-K
                Marshall Industries
                Year Ended May 31, 1999

                          ITEM 12.  PRINCIPAL SHAREHOLDERS
                          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                          MANAGEMENT
                          The following table sets forth certain information as of
                          July 31, 1999 with respect to each shareholder known by the
                          Company to be the beneficial owner of more than 5% of its
                          outstanding Common Stock, and share ownership by all
                          executive officers and directors of the Company as a group.

                                                                                   Amount and Nature
                                                                                     of Beneficial     Percent of
                         Name and Address of Beneficial Owner                        Ownership(1)        Class
                         ----------------------------------------------------------------------------------------
                         First Pacific Advisors, Inc.                                2,545,700(2)        15.3%
                           11400 West Olympic Blvd.
                           Suite 1200
                           Los Angeles, California 90064
                         Royce & Associates, Inc.                                    1,001,300(3)         6.0%
                           1414 Avenue of the Americas
                           New York, NY 10019
                         All executive officers and directors as a group (10           535,064(4)         3.2%
                           persons)
                         ----------------------------------------------------------------------------------------

                         (1) Except as provided under state community property laws and unless otherwise indicated, each shareholder has sole
                             voting and investment power with respect to the shares
                             shown as beneficially owned by that shareholder.
                         (2) Pursuant to a Schedule 13G dated March 12, 1999 and
                         filed with the Securities and Exchange Commission, First
                             Pacific Advisors, Inc. reported beneficial ownership of
                             over 5% of the Company's Common Stock. Based on
                             information subsequently obtained from First Pacific
                             Advisors, Inc., the Company believes that on July 31,
                             1999 it had shared voting and dispositive power with
                             respect to 887,000 shares and shared dispositive power
                             with respect to 1,658,700 shares.
                         (3) Pursuant to a Schedule 13G dated February 10, 1999 and filed with the Securities and Exchange Commission, Royce &
                             Associates, Inc. reported beneficial ownership of over
                             5% of the Company's Common Stock. Based on information
                             subsequently obtained from Royce & Associates, Inc., the
                             Company believes that on July 31, 1999, it had sole
                             voting and dispositive power with respect to 1,001,300
                             shares.
                         (4) Includes 193,750 shares which are subject to options
                         that are presently exercisable or become exercisable within
                             60 days of July 31, 1999.

  Q 48

                                                            MARSHALL  INDUSTRIES

                         ADOPTION OF SHAREHOLDER RIGHTS PLAN

                         On February 5, 1999, the Board of Directors adopted a
                         Shareholder Rights Plan (the "Plan"). The Plan is designed to protect all shareholders of the Company against hostile acquirers who may seek to take advantage of the Company and its shareholders through coercive or unfair tactics aimed at gaining control of the Company without paying all
                         shareholders of the Company a full and fair price. As part of this Plan, a special type of dividend was declared on the
                         Common Stock of the Company in the form of a distribution of rights to all shareholders of record on February 19, 1999.

                         The rights are not intended to prevent a fair and equitable takeover of the Company. However, the rights should
                         discourage any effort to acquire the Company in a manner or on terms not approved by the Board of Directors. The rights are designed to deal with the serious problem of a potential acquirer using coercive or unfair tactics to deprive the
                         Company's Board of Directors of any real opportunity to
                         determine the future of the Company and to realize the value of each shareholder's investment in the Company.

                         The distribution of rights will not alter the financial
                         strength of the Company or interfere with its business
                         plans. The distribution will not change the way in which
                         shareholders can currently trade the Company's shares and
                         will not be dilutive or affect reported per share results.
                         While the distribution of the rights was not taxable either to shareholder or to the Company, shareholders may,
                         depending on their individual circumstances, recognize
                         taxable income should the rights become exercisable.

                         Many publicly-traded companies have adopted shareholder
                         rights plans similar to the one adopted by the Company. The
                         Board is aware that some argue that such plans could deter legitimate acquisition proposals. The Board, assisted by the
                         Company's investment banking and legal advisors, carefully considered these arguments and concluded that such arguments are speculative and do not justify denying shareholders the protection which the rights afford against abusive takeover tactics. Among other things, the Board considered third
                         party studies which suggested that rights plans do not
                         prevent takeovers, and that companies protected by rights
                         plans receive premiums higher than companies without such
                         plans in takeover contests.

                                                                  Q        49

MARSHALL  INDUSTRIES

                FORM 10-K
                Marshall Industries
                Year Ended May 31, 1999

                         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                         In addition to the distribution of component parts, the
                         Company provides a variety of value-added services to its
                         customers. Through the use of third party contractors, the
                         Company provides cable assembling and manufacturing
                         capabilities. One of the third party contract manufacturing arrangements is with Amistar, a company of which Mr.
                         Marshall is a director and a substantial shareholder. Under this arrangement, the Company accepts orders from its
                         customers and provides the necessary components, which
                         Amistar then "mounts" on circuit boards. The Company pays
                         Amistar for its services and invoices the customers for the completed product. The Company believes that the amounts
                         paid to Amistar are not in excess of the amounts that would be charged by unaffiliated manufacturers for the same
                         services. During the fiscal years ended May 31, 1997, 1998 and 1999 the Company paid Amistar approximately $941,000,
                         $1,393,000 and $860,859 respectively, under this
                         arrangement.

                         Mr. Rodin wrote and published a biography of the Company.
                         All of the expenses, including $129,000 paid to an
                         independent writer associated with the project, will be
                         borne by the Company. Mr. Rodin owns all rights, including but not limited to, distribution rights and copyrights to
                         the book as well as all derivative works of the book. He is also entitled to receive, as a bonus, any profits from the book in excess of expenses paid by the Company.

-------------------------------------------------------------------------------------
                         PART IV
                         ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                                   REPORTS ON FORM 8-K

                         (a) 1. CONSOLIDATED FINANCIAL STATEMENTS -- The following
                         consolidated financial statements of Marshall Industries are set forth in Item 8 of this Annual Report on Form 10-K:

                        ------------------------------------------------------------------
                                                                                      Page
                        ------------------------------------------------------------------
                        Report of Independent Public Accountants                       21
                        Consolidated Financial Statements:
                          Balance Sheets -- May 31, 1998 and 1999                      22
                          Statements for the years ended May 31, 1997, 1998 and
                            1999 --
                            Income                                                     23
                            Shareholders' Investment                                   24
                            Cash Flows                                                 25
                          Notes to Consolidated Financial Statements                   26

                         (a) 2. FINANCIAL STATEMENT SCHEDULES -- All schedules, other than Schedule II, are omitted since they are not applicable, not required, or the required information is included in the consolidated financial statements or notes thereto.

  Q 50

                                                            MARSHALL  INDUSTRIES

                         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                        MARSHALL INDUSTRIES
                                              FOR THE THREE YEARS ENDED MAY 31, 1999
                                                          (IN THOUSANDS)
                         ---------------------------------------------------------------------------------
                                                            ADDITIONS
                                                     -----------------------
                                                        (1)
                                        BALANCE AT   CHARGED TO
                                        BEGINNING    COSTS AND       (2)                       BALANCE AT
                                         OF YEAR      EXPENSES     OTHER(a)    DEDUCTIONS(b)   END OF YEAR
                         ---------------------------------------------------------------------------------
                         Allowance
                         for doubtful
                         accounts:
                             1997        $ 8,405       $2,370       $   --        $2,772         $ 8,003
                             1998          8,003        2,540        2,909         2,820          10,632
                             1999         10,632        3,477           --         5,020           9,089
                         ---------------------------------------------------------------------------------

                         (a) Represents the reserve for doubtful accounts of Sterling
                         Electronics Corporation as of acquisition date of January
                             16, 1998
                         (b) Represents uncollectible accounts written off, net of
                             recoveries

                         (a) 3. EXHIBITS -- The following exhibits are attached to this Annual Report on Form 10-K:

                        Exhibit 2.1:     Agreement and Plan of Merger dated as of September 18, 1997, by and among Marshall Industries, MI Holdings Nevada, Inc.
                                         and Sterling Electronics Corporation. (Incorporated herein by reference to Exhibit 2.1 on Form 8-K event date September
                                         18, 1997.)
                        Exhibit 3.1:     Articles of Incorporation, as amended. (Incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.)
                        Exhibit 3.2:     Amended and Restated By-Laws. (Incorporated herein by
                                         reference to Exhibit 3.2 to the Company's Current Report on
                                         Form 8-K event date April 28, 1998.)
                        Exhibit 3.3:     Certificate of Determination of Junior Participating
                                         Preferred Stock. (Incorporated herein by reference to
                                         Exhibit 2.2 on Form 8-A12B/A filed on March 18, 1999.)
                        Exhibit 10.1:    Credit Agreement dated as of January 16, 1998 by and among
                                         Marshall Industries and, subject to and in accordance with
                                         Addendum A thereto, Sterling Electronics Corporation and
                                         First Union National Bank, as Administrative Agent, together with Addendum A thereto. (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form
                                         10-Q for the quarter ended February 28, 1998.)
                        Exhibit 10.2:    First Amendment to Credit Agreement dated February 26, 1998 by and among Marshall Industries, Sterling Electronics
                                         Corporation the Lenders party to the Credit Agreement and
                                         First Union National Bank, as Administrative Agent.
                                         (Incorporated herein by reference to Exhibit 10.2 to the
                                         Company's Quarterly Report on Form 10-Q for the quarter
                                         ended February 28, 1998.)

                                                                  Q        51

MARSHALL  INDUSTRIES

                FORM 10-K
                Marshall Industries
                Year Ended May 31, 1999

                        Exhibit 10.3:    Pledge Agreement dated January 16, 1998 made by Marshall
                                         Industries in favor of First Union National Bank as
                                         Administrative Agent. (Incorporated herein by reference to
                                         Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q
                                         for the quarter ended February 28, 1998.)
                        Exhibit 10.4:    Unconditional Guaranty Agreement dated as of January 16,
                                         1998 made by each of the Subsidiary Guarantors in favor of
                                         First Union National Bank as Administrative Agent.
                                         (Incorporated herein by reference to Exhibit 10.4 to the
                                         Company's Quarterly Report on Form 10-Q for the quarter
                                         ended February 28, 1998.)
                        Exhibit 10.5:    Amendment and Waiver to Credit Agreement dated June 29, 1998 by and among Marshall Industries, Sterling Electronics
                                         Corporation, the Lenders party to the Credit Agreement and
                                         First Union National Bank, as Administrative Agent.
                        Exhibit 10.6*:   Marshall Industries 1984 Stock Option Plan. (Incorporated
                                         herein by reference to Exhibit A to the Company's Final
                                         Proxy Statement dated September 17, 1984.)
                        Exhibit 10.7*:   Marshall Industries 1992 Nonqualified Stock Option Plan.
                                         (Incorporated herein by reference to Exhibit A to the
                                         Company's Final Proxy Statement dated August 31, 1992.)
                        Exhibit 10.8*:   Marshall Industries 1997 Stock Option Plan. (Incorporated
                                         herein by reference to Exhibit A to the Company's Final
                                         Proxy Statement dated August 29, 1997.)
                        Exhibit 10.9*:   Change in Control Agreement dated February 6, 1996 between
                                         Marshall Industries and Gordon S. Marshall. (Incorporated
                                         herein by reference to Exhibit 99.1 to the Company's
                                         Quarterly Report on Form 10-Q for the quarter ended February
                                         29, 1996.)
                        Exhibit 10.10*:  Change in Control Agreement dated February 7, 1996 between
                                         Marshall Industries and Robert Rodin. (Incorporated herein by reference to Exhibit 99.2 to the Company's Quarterly
                                         Report on Form 10-Q for the quarter ended February 29,
                                         1996.)
                        Exhibit 10.11*:  Change in Control Agreement dated January 10, 1997 between
                                         Marshall Industries and Richard D. Bentley. (Incorporated
                                         herein by reference to Exhibit 10.12 to the Company's
                                         Quarterly report on Form 10-Q for the quarter ended November
                                         30, 1996.)
                        Exhibit 10.12*:  Form of Indemnification Agreement with certain officers and directors. (Incorporated herein by reference to Exhibit
                                         10.13 to the Company's Quarterly report on Form 10-Q for the quarter ended November 30, 1996.)
                        Exhibit 10.13*:  Schedule of Omitted Indemnification Agreements.
                                         (Incorporated herein by reference to Exhibit 10.14 to the
                                         Company's Quarterly report on Form 10-Q for the quarter
                                         ended November 30, 1996.)
                        Exhibit 10.14*:  Employment Agreement dated as of September 18, 1997 by and between Marshall Industries and Ronald S. Spolane.
                                         (Incorporated herein by reference to Exhibit 10.1 on Form
                                         8-K event date September 18, 1997.)

  Q 52

                                                            MARSHALL  INDUSTRIES

                        Exhibit 10.15*:  Employment Agreement dated as of September 18, 1997 by and between Marshall Industries and David S. Spolane.
                                         (Incorporated herein by reference to Exhibit 10.1 on Form
                                         8-K event date September 18, 1997.)
                        Exhibit 10.16:   Shareholders Agreement with Sonepar Electronique
                                         International. (Incorporated herein by reference to Exhibit
                                         10.3 to the Company's Quarterly Report on Form 10-Q for the
                                         quarter ended August 31, 1997.)
                        Exhibit 10.17:   Marshall Industries Non-qualified Stock Option Grant.
                                         (Incorporated herein by reference to Exhibit 10.4 to the
                                         Company's Quarterly Report on Form 10-Q for the quarter
                                         ended August 31, 1997.)
                        Exhibit 10.18:   Marshall Warrant Rescission Agreement dated February 28,
                                         1997 between Marshall Industries and Wyle Electronics.
                                         (Incorporated herein by reference to Exhibit 10.15 to the
                                         Company's Quarterly report on Form 10-Q for the quarter
                                         ended February 28, 1997.)
                        Exhibit 10.19:   Amendment No. 3 to Limited Liability Company Agreement of
                                         Accord Contract Services LLC, dated February 28, 1997
                                         between Marshall Industries and Wyle Electronics.
                                         (Incorporated herein by reference to Exhibit 10.16 to the
                                         Company's Quarterly report on Form 10-Q for the quarter
                                         ended February 28, 1997.)
                        Exhibit 10.20*:  Change in Control Agreement dated August 26, 1997 between
                                         Marshall Industries and Henry W. Chin. (Incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997.)
                        Exhibit 10.21:   Registration Rights Agreement dated as of September 15, 1994 by and between Marshall Industries and Sonepar Electronique
                                         International. (Incorporated herein by reference to Exhibit
                                         10.21 to the Company's Annual Report on Form 10-K for the
                                         fiscal year ended May 31, 1997.)
                        Exhibit 10.22:   Rights Agreement dated as of February 8, 1999 between
                                         Marshall Industries and First Union National Bank.
                                         (Incorporated herein by reference to Exhibit 2.1 on Form
                                         8-A12B filed on February 17, 1999.)
                        Exhibit 10.23*:  Amendment dated February 1, 1999 to the Change in Control
                                         Agreement between Marshall Industries and Henry W. Chin.
                        Exhibit 23:      Consent of Independent Public Accountants.
                        Exhibit 27:      Financial Data Schedule.

                         * Management contract, compensatory plan or arrangement.
                         (b) REPORTS ON FORM 8-K -- None.

                                                                  Q        53

MARSHALL  INDUSTRIES

                FORM 10-K
                Marshall Industries
                Year Ended May 31, 1999

SIGNATURES               Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934,
                         Marshall has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                         MARSHALL INDUSTRIES

                                            By: HENRY W. CHIN                                               August 25, 1999
                           ----------------------------------------------------
                                              Henry W. Chin
                           Vice President, Finance, Chief Financial Officer and
                                                Secretary

                         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                            GORDON S. MARSHALL                                              August 25, 1999
                         --------------------------------------------------------
                                            Gordon S. Marshall
                                    Chairman of the Board and Director

                                               ROBERT RODIN                                                 August 25, 1999
                         --------------------------------------------------------
                                               Robert Rodin
                             President, Chief Executive Officer and Director
                                      (Principal Executive Officer)

                                              HENRY W. CHIN                                                 August 25, 1999
                         --------------------------------------------------------
                                              Henry W. Chin
                           Vice President, Finance, Chief Financial Officer and
                                                Secretary
                               (Principal Financial and Accounting Officer)

                                            RICHARD D. BENTLEY                                              August 25, 1999
                         --------------------------------------------------------
                                            Richard D. Bentley
                                                 Director

                                            RICHARD C. COLYEAR                                              August 25, 1999
                         --------------------------------------------------------
                                            Richard C. Colyear
                                                 Director

                                              JEAN FRIBOURG                                                 August 25, 1999
                         --------------------------------------------------------
                                              Jean Fribourg
                                                 Director

                                             LATHROP HOFFMAN                                                August 25, 1999
                         --------------------------------------------------------
                                             Lathrop Hoffman
                                                 Director

                                              JOSE MENENDEZ                                                 August 25, 1999
                         --------------------------------------------------------
                                              Jose Menendez
                                                 Director

                                           RAYMOND G. RINEHART                                              August 25, 1999
                         --------------------------------------------------------
                                           Raymond G. Rinehart
                                                 Director

                                             HOWARD C. WHITE                                                August 25, 1999
                         --------------------------------------------------------
                                             Howard C. White
                                                 Director

  Q 54

                                                            MARSHALL  INDUSTRIES

                            CORPORATE   INFORMATION

--------------------------------------------------------------------------------------------------------------------------
CORPORATE OFFICERS                      Gordon S. Marshall                             Robert Rodin
                                        Chairman of the Board                          President and
                                                                                       Chief Executive Officer
                                        Richard D. Bentley
                                        Executive Vice President                       Henry W. Chin
                                                                                       Vice President, Finance,
                                                                                       Chief Financial Officer and
                                                                                       Secretary
--------------------------------------------------------------------------------------------------------------------------
BOARD OF DIRECTORS                      Gordon S. Marshall                             Robert Rodin
                                        Chairman of the Board                          President and
                                        Marshall Industries                            Chief Executive Officer
                                                                                       Marshall Industries
                                        Richard D. Bentley
                                        Executive Vice President                       Jose Menendez
                                        Marshall Industries                            Chairman of the Executive Board
                                                                                       of Sonepar Electronique
                                        Richard C. Colyear                             International
                                        President,
                                        Colyear Development Corporation                Raymond G. Rinehart
                                        El Monte, CA                                   Former Chairman of the Board
                                                                                       and President
                                        Jean Fribourg                                  Clow Corporation
                                        Chief Executive Officer,                       Oak Brook, IL
                                        Sonepar Electronique International
                                                                                       Howard C. White
                                        Lathrop Hoffman                                Retired Partner
                                        President,                                     Andersen Worldwide
                                        Sierra Autocars, Inc.                          Chicago, IL
                                        Monrovia, CA
--------------------------------------------------------------------------------------------------------------------------
CORPORATE INFORMATION                   CORPORATE HEADQUARTERS                         TRANSFER AGENT & REGISTRAR

                                        Marshall Industries                            First Union National Bank
                                        9320 Telstar Avenue                            of North Carolina
                                        El Monte, CA 91731-2895                        Charlotte, NC
                                        (626) 307-6000
                                        www.marshall.com                               AUDITORS
                                        www.electronicdesign.com
                                                                                       Arthur Andersen LLP
                                        STOCK LISTING                                  Los Angeles, CA

                                        Common Stock traded on
                                        the New York Stock
                                        Exchange (Symbol MI)
--------------------------------------------------------------------------------------------------------------------------
SUBSIDIARIES                            Marshall Industries Technology Products
                                        G.S. Marshall-Canada Inc.
                                        At Once, Inc.
                                        Sterling Electronics Corporation
                                        MI Technology Products de Mexico, S. de R.L. de C.V.
                                        Marshall Industries Investments B.V.

                                                                 Q         55