Form 10-Q
period 1999-08-31
MARSHALL INDUSTRIES
filed 1999-10-15
CIK 62765

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                [ ] QUARTERLY REPORT UNDER SECTION 13 or 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended August 31, 1999

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

Common Stock outstanding by class as of August 31, 1999

Common Stock  16,621,364 shares
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  [X]  No [ ]

ITEM 1. FINANCIAL STATEMENTS


                               MARSHALL INDUSTRIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (000's Omitted)





                                                August 31,       May 31,
                                                   1999           1999
                                                --------        --------
                                               (Unaudited)      (Audited)

                       ASSETS
Current Assets:
  Cash                                          $  1,697        $  2,831
  Receivables - net                              227,939         215,041
  Inventories                                    343,993         340,476
  Deferred income tax benefits                    20,985          20,985
  Prepaid expenses and
      other current assets                         4,232           5,106
                                                --------        --------

Total current assets                             598,846         584,439
                                                --------        --------

Property, Plant and Equipment, net
  of accumulated depreciation and
  amortization of $63,512 at
  August 31, 1999 and $61,691
  at May 31, 1999                                 37,612          38,725

Investments                                       41,260          30,571

Goodwill - net                                   116,427         117,179

Other Assets - net                                 1,557           1,614
                                                --------        --------

Total Assets                                    $795,702        $772,528
                                                ========        ========

      LIABILITIES AND SHAREHOLDERS' INVESTMENT


Current Liabilities:
  Current portion of long-term debt             $ 18,750        $ 17,500
  Accounts payable and accrued
    expenses                                     198,077         195,369
  Income taxes payable                             5,487              --
                                                --------        --------
 Total current liabilities                       222,314         212,869
                                                --------        --------

Long-Term Debt                                   141,000         144,000

Deferred Income Tax Liabilities
   and other                                       8,462           5,468

Shareholders' Investment                         415,181         406,608
Accumulated other comprehensive income             8,745           3,583
                                                --------        --------


Total Liabilities and
Shareholders' Investment                        $795,702        $772,528
                                                ========        ========



The accompanying notes are an integral part of these condensed consolidated balance sheets.

                               MARSHALL INDUSTRIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                      (000's Omitted Except Per Share Data)
                                   (Unaudited)


                                                Three Months Ended
                                                     August 31,
                                             ------------------------
                                               1999            1998
Net sales                                    $446,937        $460,879
  Cost of sales                               379,628         388,023
                                             --------        --------

Gross profit                                   67,309          72,856
   Selling, general and
   administrative expenses                     49,178          54,300
                                             --------        --------

Income from operations                         18,131          18,556
   Interest expense
     and other-net                              3,340           4,154
                                             --------        --------

Income before income taxes                     14,791          14,402

   Provision for income taxes                   6,343           6,532
                                             --------        --------

Net income                                   $  8,448        $  7,870
                                             ========        ========


Net income per share (basic)                 $    .51        $    .47
                                             ========        ========


Net income per share (diluted)               $    .50        $    .47
                                             ========        ========


Average number of shares outstanding:
   Basic                                       16,618          16,616
                                             ========        ========
   Diluted                                     16,847          16,701
                                             ========        ========



The accompanying notes are an integral part of these condensed consolidated income statements.

                               MARSHALL INDUSTRIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (000's omitted)


                                                         THREE MONTHS ENDED
                                                              AUGUST 31,
                                                     -------------------------
                                                        1999            1998
Cash flows from operating activities:
    Net income                                       $  8,448         $  7,870
    Adjustments to reconcile net income
    to net cash provided by (used for)
    operating activities:
        Depreciation and amortization                   2,793            3,140
        Loss (gain) on equity investments                 500             (741)
        Gain on sale of fixed assets                     (123)              --
        Provision for bad debts                           812              937
        Net increase in current assets
           and liabilities                             (8,158)         (11,670)
        Other operating activities                         --              223
                                                     --------         --------

Net cash provided by (used for)
 operating activities                                   4,272             (241)

Cash flows from investing activities:
    Investment in marketable securities                (3,000)              --
    Capital expenditures, net                            (853)          (1,911)
    Other investing activities                             21               --
                                                     --------         --------
Net cash used in investing activities                  (3,832)          (1,911)

Cash flows from financing activities:
    Net borrowings under bank lines of credit           2,000            9,000
    Repayments of term loan                            (3,750)              --
    Exercise of stock options                             130               --
    Other                                                  46             (123)
                                                     --------         --------
Net cash provided by (used in)
    financing activities                               (1,574)           8,877
                                                     --------         --------

Net increase (decrease) in cash                        (1,134)           6,725
Cash at the beginning of the period                     2,831            4,796
                                                     --------         --------
Cash at the end of the period                        $  1,697         $ 11,521
                                                     ========         ========

Cash payments during the three months
  for the following:
    Interest                                         $  2,690         $  4,451
                                                     ========         ========
    Income taxes                                     $     18         $    589
                                                     ========         ========



The accompanying notes are an integral part of these condensed consolidated cash flow statements.

                               MARSHALL INDUSTRIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  GENERAL

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in the Company's Form 10-K for the year ended May 31, 1999.

In the opinion of the Company, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position as of August 31, 1999 and the results of its operations for the three-month periods and its cash flows for the three-month periods ended August 31, 1999 and 1998.


NOTE 2:  ACCOUNTING POLICIES

Reference is made to Note 1 of Notes to Consolidated Financial Statements in the Company's Form 10-K for the summary of significant accounting policies.

NOTE 3:  PROPOSED AVNET ACQUISITION OF MARSHALL INDUSTRIES

The Company has entered into a definitive agreement to merge with Avnet, one of the world's largest industrial distributors of electronic components and computer products. Under the terms of the agreement, in connection with the merger, each outstanding share of Marshall common stock will be converted into the right to receive either $39 in cash or .81569 shares of the common stock of Avnet, subject to possible adjustment, or a combination thereof, in exchange for each Marshall share. This proposed acquisition of the Company by Avnet is subject to various regulatory approvals and approval by the shareholders of both companies. The shareholders' meetings are scheduled for October 19, 1999. The acquisition is expected to be complete subsequent to the end of the quarter.

NOTE 4: EARNINGS PER SHARE AND CAPITAL STRUCTURE

The Company calculates its earnings per share in accordance with the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Basic earnings per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution; diluted earnings per share reflects potential dilution from the exercise or conversion of securities into common stock. The number of dilutive securities for the first quarters of fiscal years 2000 and 1999 amounted to 229,000 shares and 85,000 shares, respectively.

Options to purchase 889,545 shares of common stock at option prices ranging from $34.5685 to $35.625 per share were outstanding as of August 31, 1999, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the shares for the three months ended August 31, 1999. The options expire on dates ranging from September, 1999 through October, 2007.

Options to purchase 1,219,545 shares of common stock at option prices ranging from $27.875 to $35.875 per share were outstanding as of August 31, 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the shares for the three months ended August 31, 1998. The options expire on dates ranging from September, 1999 through November, 2017.

NOTE 5:  COMPREHENSIVE INCOME

During fiscal 1999 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") which requires disclosure of comprehensive income defined as the aggregate change in shareholders' equity excluding changes in ownership interests. The Company recognized comprehensive income as follows (in thousands):


                                  THREE MONTHS ENDED
                                       AUGUST 31,
                                 ---------------------
                                   1999           1998
Net income                       $ 8,448        $ 7,870

Foreign currency
  translation loss                   324           (262)

Unrealized gain (loss) on
  marketable securities,
    net of taxes                   4,838         (1,916)
                                 -------        -------

Comprehensive income             $13,610        $ 5,692
                                 =======        =======

NOTE 6: INVESTMENTS

The investments balance includes the Company's 16% equity interest in Eurotronics, B.V. ("Eurotronics"), investments in Serial Systems, Ltd. ("Serial"), and Agile Software Corporation ("Agile"). The investment in Eurotronics is accounted for under the equity method while the investments in Serial and Agile are accounted for as marketable securities.

The Company recorded a reduction of $.6 million in its investment in Eurotronics during the first quarter of fiscal 2000 representing the amortization of goodwill associated with the investment and its pro-rata share of Eurotronics' net operating loss for the period.

As reported by Avnet, it has entered into a definitive agreement, subject to certain regulatory approvals, with the shareholders of Eurotronics to acquire the 84% of Eurotronics not owned by the Company. In September 1999, Avnet also entered into a definitive agreement with the Company to purchase its investment in Eurotronics. The sale will be at estimated fair market value, for cash, and will approximate the carrying value.

At August 31, 1999, the fair market value of the Company's investments in Serial and Agile increased by $7.9 million. This unrealized gain on these investments for the current quarter, net of a $3.1 million income tax provision, was credited to Shareholders' Investment and is also included in the net increases to comprehensive income as described in Note 5.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                                       THREE MONTHS ENDED
                                            AUGUST 31,
                                      ---------------------
                                       1999           1998
                                      ------         ------
Net sales                              100.0%         100.0%

Cost of sales                           84.9           84.2
                                      ------         ------

Gross profit                            15.1           15.8

Selling, general and
  administrative expenses               11.0           11.8
                                      ------         ------

Income from operations                   4.1            4.0

Interest expense and other-net            .7             .9
                                      ------         ------

Income before provision for
  income taxes                           3.4            3.1

Provision for income taxes               1.4            1.4
                                      ------         ------

Net income                               2.0%           1.7%
                                      ======         ======

THREE-MONTH PERIODS ENDED AUGUST 31, 1999 AND 1998

The Company's net sales decreased by $13.9 million or 3% to $446.9 million for the three months ended August 31, 1999 from the same period of the prior year. The decline in net sales was partially due to decreased sales of microprocessors of $19.7 million for the three months ended August 31, 1999 as compared to the prior year. The first quarter of fiscal 1999 benefited from the exceptional sales levels of microprocessors due to strong demand and increased availability of such products, and special purchases of some end-of-production products from one of the Company's major suppliers. Sales of microprocessors accounted for approximately 10% and 14% of the Company's sales for the three months ended August 31, 1999 and 1998, respectively.

Additionally, the Company's net sales for the first quarter of fiscal 2000 were affected by the termination of the Xilinx product line as of December 31, 1998. The termination of the line accounted for a decrease of approximately $21 million in the Company's net sales for the first quarter of fiscal 2000, as compared to fiscal 1999.

The first quarter of fiscal 1999 also benefited from the shipments of some large value-added orders for a major customer through its contract manufacturer. The order levels for this customer were significantly lower in the first quarter of fiscal 2000.

The decreases in microprocessor sales, value-added orders from this major customer, and from the termination of the Xilinx line, however, were partially offset by increases in the sales volume of many of the Company's products, particularly communications products, in the current quarter, as compared to the same period of a year ago. The sales of communications products increased by $14 million for the first quarter of fiscal 2000, as compared to fiscal 1999, and accounted for approximately 6% of the Company's net sales for the first quarter of fiscal 2000 as compared to 3% for the same period last year.

Net margins for the first quarter of fiscal 2000 decreased to 15.1% from 15.8% for fiscal 1999. The net margins for the three-month period ended August 31, 1999 were impacted by the continuing market pressures affecting many of the products that the Company sells, particularly decreased margins on the sales of microprocessors, as compared to last year.

Selling, general, and administrative expenses ("SG&A") decreased by $5.1 million for the first quarter of fiscal 2000 as compared to fiscal 1999. The first quarter of fiscal 2000 benefited from a reduction in the Company's staffing and operating expenses that occurred during the last two quarters of fiscal 1999. These reductions were made to align the Company's operations to current business levels. In addition, the first quarter of fiscal 1999 included the costs of $1.2 million related to the consolidation of the Sterling Electronics warehousing operations and the integration of the automated warehousing equipment to the Company's operating systems. This project was completed during the second quarter of fiscal 1999. SG&A expenses for the first quarter of fiscal 2000 are comparable to those incurred for the last two quarters of fiscal 1999.

Primarily due to a reduction in bank borrowings of $103 million during fiscal 1999, net interest expense decreased to $2.7 million in the first quarter of fiscal 2000, from $4.5 million for the same period in the last fiscal year. A decrease in working capital of $77 million for the first quarter of fiscal 2000 from the same period of fiscal 1999 and proceeds received of $11.8 million from the sales of facilities contributed to the reduction in bank borrowings.

"Interest expense and other-net" includes the amortization of goodwill associated with the Company's investment in Eurotronics, along with the Company's pro-rata share of SEI's net income or loss. The amortization of goodwill and the Company's share of SEI's net operating results were $.6 million in net expenses and $.4 million in net revenue in first quarter of fiscal 2000 and 1999, respectively.

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

The Company's sources of liquidity at August 31, 1999 consisted principally of working capital of $377 million and available borrowings under the Company's bank credit facility. As of August 31, 1999, there were $159.8 million in borrowings outstanding under the Company's $313.8 million bank credit facility. Under the terms of the bank facility, there are quarterly reductions on the $100 million term loan portion of the credit facility totaling $7.5 million for fiscal 1999 and increasing in amounts from $17.5 million in the aggregate for fiscal 2000 to a total reduction of $100 million over the term of the Agreement. The Company believes that its working capital, borrowing capabilities and additional funds generated from operations for the remainder of the year should be sufficient to finance its anticipated operating requirements.

This Quarterly Report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of the Company's plans and objectives for future operations, assumptions underlying such plans and objectives and other forward-looking statements included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other portions of this Quarterly Report. Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Factors which could cause such results to differ materially from those described in the forward-looking statements include changes in industry conditions, the addition or loss of suppliers, fluctuation in quarterly results, foreign currency translations and other risks and uncertainties that are detailed in the Company's Form 10-K and other reports filed by the Company with the Securities and Exchange Commission.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described more fully in Part II, Item 7A of the Company's 1999 Form 10-K, the Company is exposed to interest rate risk on its credit facility. Based on current market conditions, the Company does not believe there has been any material change in the Company's exposure to interest rate risk as described in that report.

                                     PART II


ITEM 2. CHANGES IN SECURITIES

There were no sales of unregistered securities during the quarter ended August 31, 1999.

The terms of the Credit Agreement among the Company, Sterling and First Union National Bank restrict the ability of the Company to pay dividends.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      2.2 Amended and Restated Agreement and Plan of Merger dated as of June 25, 1999 by and between Avnet, Inc. and Marshall Industries. (Incorporated herein by reference to Appendix A of Avnet, Inc.'s Form S-4 filed on September 8, 1999.)

      10.24 Fourth Amendment to Credit Agreement dated August 24, 1999 by and among Marshall Industries, Sterling Electronics Corporation, the Lenders party to the Credit Agreement and First Union National Bank, as Administrative Agent.

      27       Financial Data Schedule

(b)   None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MARSHALL INDUSTRIES



October 15, 1999              /s/ HENRY W. CHIN
                              --------------------------------------------
                              Henry W. Chin
                              Vice President, Finance and
                                Chief Financial Officer
                              (Mr. Chin is the principal financial officer
                               and is duly authorized to sign for the
                               Company)